Form 10QSB
period 1995-06-30
NATIONAL AFFILIATED CORP
filed 1995-08-14
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT       OF 1934
For the quarterly period ended               June 30, 1995               .

           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to
Commission file number                0-13538

                        NATIONAL AFFILIATED CORPORATION

       (Exact Name of small business issuer as specified in its charter)
Louisiana                                              72-0947819
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                         Number)

         1500 Lee Street, Suite A, P.O. Box 12190, Alexandria, LA 71315

                    (Address of principal executive offices)

                                 (318) 473-4355

               (Insurer's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had      3,279,489      Voting Common Shares outstanding on June
30, 1995.
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Financial Statements are attached beginning at page    4   .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations is attached beginning at page    8   .

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit Index

                              Description of        Sequential Numberings
Exhibit Table Number             Exhibit                   Location


               11               Statement of           Page 12
                              Computation of
                                   Per Share
                                   Earnings

          (b)  Reports on Form 8-K
                              None
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL AFFILIATED CORPORATION
                              (Registrant)




Date      August 10, 1995               By:  Jerry L Johnston
                                            Jerry L. Johnston
                              Vice President and Chief Financial Officer

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994

                                                    1995               1994

ASSETS:
Cash                                           $   129,101         $   361,430
Invested assets:
  Fixed maturities available-for-sale at market  4,124,569           4,179,539
  Equity securities at market ($33,398 cost)         2,493               2,504
  Other long-term investments at equity            147,664             156,052
  Other long-term investments at market             27,000              34,000
  Certificates of deposit and time deposits         82,492             455,763
  Restricted assets at market                    1,139,375           1,132,200
Accrued investment income                           88,135              97,821
Finance notes receivable - net                      16,261              47,463
Policy loans                                       108,687              95,193
Reinsurance receivable                             525,719             380,400
Other amounts receivable:
  Premiums due                                      36,629              34,238
  Agents' balances (net of allowance for uncollectible
  accounts of $52,800 in 1995 and 1994)            284,123             234,387
  Other                                             52,152              92,731
Property - net                                     135,753             141,054
Deferred policy acquisition costs                1,096,073           1,219,714
Other assets                                       235,374              63,714
TOTAL                                          $ 8,231,600         $ 8,728,203

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                        $ 3,441,520         $ 3,210,661
Policy claims                                      444,961             617,508
Unearned premiums                                   47,354              63,037
Dividends left on deposit                          455,962             539,503
Advance premium deposits                           181,684             193,684
Other policyholders' funds                          29,635              26,431
Accounts payable and accruals                      140,527             247,348
  Total liabilities                              4,741,643           4,898,172
Commitments and contingent liabilities
Stockholders' equity:
  Voting common shares, no par;
     14,000,000 shares authorized;
     3,461,028 shares outstanding                5,846,901           5,846,901
  Additional paid-in capital                       154,500             154,500
  Net unrealized investment losses                  25,441            (284,084)
  Accumulated deficit                           (1,804,385)         (1,154,786)
  Subtotal                                       4,222,457           4,562,531
  Less treasury stock - at cost (181,539 shares)   732,500             732,500
  Total stockholders' equity                     3,489,957           3,830,031
TOTAL                                          $ 8,231,600         $ 8,728,203

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX  MONTHS ENDED JUNE 30, 1995 AND 1994


                                     Three Months          Six Months

                           1995           1994           1995          1994
REVENUES:
Insurance premiums    $   593,254    $   982,863    $ 1,309,853    $ 1,932,991
Net investment income     107,535         63,627        205,050        186,024
Finance company int/fees      144         16,520            966         40,561
Other income               17,749         43,920         40,028         56,559
Total revenues            718,682      1,106,930      1,555,897      2,216,135

EXPENSES:
(Decrease) Increase in policy
  benefit reserves         31,332       (138,940)      (  2,880)      (260,595)
Claims and other benefits 159,948        591,490        558,039      1,105,893
Policyholders' dividends    4,497          7,986          7,614         14,520
Commission expense        211,533        346,522        481,704        612,230
Depreciation and amort      4,150         21,451          8,757         42,793
Interest expense           21,689         24,549         31,935         37,675
Salaries, wages and taxes 192,716        224,145        390,987        443,200
Other operating expenses  312,720        289,921        605,700        755,560
Decrease in deferred policy
  acquisition costs        40,897        169,549        123,641        134,418
Total expenses            979,482      1,536,673      2,205,497      2,885,694

LOSS BEFORE INCOME TAXES (260,800)      (429,743)      (649,600)      (669,559)

PROVISION FOR INCOME TAXES     --             --             --            --
NET (LOSS) INCOME     $  (260,800)   $  (429,743)    $ (649,600)    $ (669,559)

EARNINGS PER COMMON SHARE $  (.08)   $      (.13)    $     (.20)    $     (.20)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING           3,279,489      3,279,489       3,279,489     3,279,489

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               1995                1994

Cash flows from operating activities:
Net loss                                  $  (649,600)        $  (669,558)
Non-cash and non-operating items:
  Gain on sale of invested assets             (14,369)            (11,993)
  Depreciation and amortization                 8,755              42,793
  Undistributed losses of investee                 11              32,382
Change in assets and liabilities:
  Deferred policy acquisition costs           123,641             134,418
  Policy benefit reserves/unearned premiums    69,857            (202,487)
  Policy claims                              (172,547)            146,448
  Equity writedown-other long-term investments  8,388              21,155
  Accounts payable and accruals              (106,820)           ( 85,032)
  Other                                      (120,582)           ( 28,594)
Net cash used in operating activities        (853,266)           (620,468)

Cash flows from investing activities:
Acquisitions of:
  Invested assets
   Fixed maturities available-for-sale       (554,943)           (478,212)
   Finance notes receivable                       ---            (293,068)
   Property                                  (  3,454)          (   1,498)
Proceeds from:
  Invested assets
   Fixed maturities available-for-sale        933,632             609,730
   Certificates of deposit and time deposits  373,271             393,038
   Finance notes receivable                    31,202             365,210
Policy Loans                                 ( 13,494)           ( 14,040)
Agents' balances - net                       ( 49,736)           ( 82,685)
Net cash provided from investing activities   716,478             498,475

Cash flows from financing activities:
Withdrawals of dividends/advance premiums    ( 95,541)           (149,827)
Payments of debt                                  ---            ( 41,271)
Net cash used in financing activities        ( 95,541)           (191,098)
Net (decrease) increase in cash              (232,329)           (313,091)
Cash at beginning of year                     361,430             470,312
Cash at end of period                      $  129,101         $   157,221

Supplemental cash flows disclosures:
Interest paid                              $   23,202         $    32,088
Income taxes paid                          $      ---         $       ---

See notes to consolidated financial statements.
                NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the six month period ended June 30,1995 are not necessarily indicative of the results to be expected for the entire year of 1995.

NOTE 2 - ACCOUNTING CHANGE


Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of investment securities into three categories: held-to-maturity, trading, and available for sale. The Company has classified all of its investment securities as available for sale. As a result, these securities are now required to be reported in the balance sheet at their fair value, with unrealized gains and losses reported in a separate component of stockholders' equity.

Prior to 1994, the debt securities included in the Company's investment portfolio were reported at their amortized cost. The cumulative effect of this accounting change as of January 1, 1994, representing the net unrealized gains on the Company's debt securities as of that date, resulted in a $446,290 increase in the fair value of the Company's debt securities will now be included in the net unrealized investment gains. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company issues life and accident and health insurance policies to customers in targeted niche markets in exurban and rural areas. The Company's principal life insurance products include universal life, interest sensitive whole life, adjustable premium whole life and term insurance policies which target middle income ($25,000-$75,000) families, senior citizens and government employees. The Company's principal accident and health insurance policies include short term major medical (which was discontinued March 31, 1995), an association and group hospital and surgical policy and a supplemental alternative benefit option policy, which target middle income consumers who do not participate in other full coverage major medical policies, as well as participants in group plans who desire supplemental coverages.

As of January 1, 1995 the Company established NAMC as its marketing subsidiary and is currently engaged in transferring agent relationship and management responsibilities from NAIL to NAMC. This action is expected to reduce the business acquisition costs incurred by NAIL and to facilitate the Company's entry into marketing relationships with other insurers, which will allow the Company to efficiently offer its agents additional products and to realize additional commission income on sales of third party products. Effective March 31, 1995, NAMC commenced a marketing arrangement with Continental General Life Insurance Company which provides the Company's agents with short-term major medical and other health policies issued by Continental to replace sales of the Company's short-term policies and provides NAMC with additional commission income.

Results of Operations

1995 Compared to 1994

The Company had a net loss for the first half of 1995 of $649,600 compared to a loss of $669,559 for the six months ended June 30, 1994. The loss per common share was $.20 for 1995 and 1994. Total revenues decreased to $1,555,897 in 1995 from $2,216,135 in 1994. Premium revenues decreased to $1,309,853 in 1995 from $1,932,991 in 1994.

                            Three Months ended      Six Months ended
                                              June 30,
                            1995           1994         1995         1994

Life premiums
   FLA-100             $   148,181      $  232,501   $  295,437   $  407,755
   All other life          116,563          94,187      264,165      190,213
Total                      264,744         326,688      559,602      597,968

Accident and health premiums
   Group hospital/surgical  74,891          97,541      160,727      197,143
   Alternative benefit      94,322         103,232      181,741      134,115
   Short term major medical 40,766         267,190      158,949      577,592
   Other                   118,531         188,212      248,834      426,173
Total                      328,510         656,175      720,251    1,335,023

Total premium revenues $   593,254      $  982,863   $1,309,853   $1,932,991

Life premium on the FLA-100 policies continues to decrease due to the continuing lapses of FLA-100 policies. The FLA-100 participating life
policies were the primary policies sold from 1984 to 1988.   The Company
ceased paying projected dividends on these policies in 1992, which the Board of Directors had determined to be excessive. This action caused the lapse rate of these policies to increase substantially. Of the 1,116 premium paying FLA-100 policies in force at December 31, 1994, 187 lapsed in the first six months of 1995 for a lapse rate of 16.8%, compared to a lapse rate of 17.5% for the first six months of 1994. The Company expects the FLA-100 policies to continue to lapse at a similar rate in future years. Sales of other life products showed a 39% increase during the first half of 1995 as the Company focused on expanding its force of life agents.

From July 1989 until December 1994, the Company had a marketing partnership with Commonwealth Life, a subsidiary of Providian Corporation (formerly Capital Holding), for marketing interest sensitive life products. Under the partnership, the Company coinsured 80% of life premiums with Commonwealth Life Insurance Co. This partnership terminated effective December 31, 1994 for new business. Commonwealth Life will continue to maintain existing business until the Company completes its recapitalization, at which time the Company expects to assume these policies.

Accident and health premium decreased during the first quarter of 1995 as compared to the first quarter of 1994 due to decreased sales of the short term major medical policy. The Alternative Benefit Option policy, which was introduced in 1994, did not produce the sales expected in the first half of 1995. The Company expects these sales to increase during the last six months of the year. The Company also purchased a block of association group business during the first quarter of 1994 which increased the premium for that quarter.

Net investment income increased to $205,050 as of June 30, 1995 as compared to $186,024 at June 30, 1994. This is the result of higher interest rates and realized gains offsetting the lower level of invested assets caused by the Company's losses and payment of cash values to holders of lapsed FLA-100 policies.

Finance company interest and fees decreased to $966 for the first six months of 1995 compared to $40,561 for the first six months of 1994, as the result of the Company's decision to discontinue the finance company's operations.

The Company's claims and other benefits decreased to $558,039 for the first six months of 1995 from $1,105,893 for the first six months of 1994. This decrease in accident and health claims is the result of a decrease in short term major medical business inforce. The Company made significant changes in its short term major medical in September 1994 and these changes substantially reduced the volume of new business. The Company also discontinued sales of short term major medical policies as of March 31, 1995. All of the current short term major medical business will expire no later
than September 30, 1995.   A number of changes were also implemented in the
association group hospital and surgical business which was purchased in 1994. These changes effectively have terminated new sales in this product. The composition of benefits and claims and policyholder dividends for the six months ending June 30 are as follows:

                                  Six months ended June 30,
                                 1995                    1994
         Life benefits        $   237,819            $  222,756
         Policyholder dividends     7,614                14,520
         A & H benefits           320,220               883,137

         Total benefits       $   565,653            $1,120,413

Commission expense decreased to $481,704 for the first six months of 1995 from $612,230 for the first six months of 1994, primarily as a result of decreased sales of A&H policies. The composition of commission expense was as follows:

                                       Six months ended June 30,
                                      1995                    1994

     Life commissions              $  200,036           $   102,830
     Accident & health commissions    281,668               505,600
     Other                                ---                 3,800

     Total                         $  481,704           $   612,230

Other operating expenses decreased to $605,700 for the first six months in 1995 from $755,550 for the first six months in 1994. This resulted primarily from a decrease in marketing costs in 1995 compared to 1994, when NAIL incurred increased printing and actuarial fees in connection with the introduction of new health products.

Deferred policy acquisition costs decreased to $123,641 for the first six months of 1995 as compared to $134,418 for the first six months of 1994. The lapse of FLA-100 policies is contributing to a decrease in deferred acquisition costs, but the increase in new business has resulted in the decrease being less than in previous years. The decrease (increase) in deferred acquisition costs is allocated between life and health as follows:

                               Six months ended June 30,
                             1995                      1994

     Life                  $ 70,675                 $207,984
     Accident and health     52,966                 ( 73,566)

     Total                 $123,641                 $134,418

Liquidity and Capital Resources

The liquidity requirements for the Company's operations generally arise from the insurance operations of NAIL and the administrative activities of NAC, and include payment of claims to policyholders, payment of commissions and other costs of acquiring new business, payment of operating costs, and payment of cash values upon termination of policies. These demands have generally been met by NAIL with funds generated by its operations, from its reserves and liquid assets, and from capital contributions by NAC. NAC has funded its operations primarily through management fees charged to its subsidiaries, including NAIL. NAIL is prohibited by Louisiana law from paying any dividends to NAC other than from statutory profits.

NAIL has incurred statutory losses in each of 1993 and 1994 and is expected to continue to incur statutory losses in 1995 and 1996 as a consequence of its limited revenues and high business acquisition costs. The Company incurred negative cash flows from operations of $853,266 and $620,468 in the first half of 1995 and 1994, respectively.

Statutory losses by NAIL have had a substantial negative impact on the amount of its surplus, which is required to be maintained at a level of at least $2 million by a number of states where it does business. The Company was able to maintain NAIL's capital at acceptable levels during 1994 through contributions of capital by NAC to NAIL of $1,919,000, which was obtained by liquidating various assets held by NAC. NAC does not at present have any additional liquid or other assets that can be contributed to NAIL's capital in order to maintain it at required levels.
The Company is in the process of attempting to secure additional capital through a private offering of $5,000,000 of Senior Convertible Debentures due March 31, 2000. The sale of the Senior Debentures is contingent upon subscriptions for at least $3,000,000 in principal amount by December 31, 1995. In addition to the sale of the Senior Debentures, the Company is also investigating other methods of rasing additional capital. If successful, the additional capital will remedy the potential problem posed by the minimum capital and surplus requirements of certain states where NAIL is licensed and currently issuing insurance. The additional capital will also provide working capital and allow NAIL to increase its premium volume either through increased sales or the acquisition of blocks of life insurance. The financial losses encountered by the Company have not to date impaired its ability to meet its obligations to creditors and policyholders, and it is not expected that such impairment will occur in the foreseeable future, although continuing losses could require NAIL to suspend its new policy sales during 1995 unless the offering of Senior Debentures or some other form of recapitalization is completed by December 31, 1995.

Management expects that losses at the level encountered during 1994 will continue into 1995 as indicated by the loss for the first six months of 1995. Management has taken steps to control administrative costs, reduce policy claims and continue the Company's increase in life premium revenue. However, in order to operate at existing levels for the last half of 1995 and for 1996, the Company must complete the private placement to accredited investors of up to $5,000,000 in principal amount of 6% Senior Convertible Debentures due March 31, 2000. Each Senior Debenture would be issued at
92.5% of face amount and would be convertible into 740 shares of Common
Stock per $1,000 principal amount, an effective conversion price of $1.35 per share. If all $5,000,000 of Senior Debentures are sold, the holders would, upon conversion, be entitled to receive 3,703,704 shares of Common Stock, or 53.0% of the outstanding shares. Management believes that these actions will allow the Company to operate through 1995, and to achieve a break-even or profitable level of operations by 1997 based on current expectations for premium growth and a reduction in claims. Any failure by the Company to achieve the expected improvements in premium revenue and claims or to receive the necessary funds for contribution to NAIL would have a material negative impact on the Company's operations. It is expected that NAIL's capital will fall below $2,000,000 as of September 30, 1995, unless new capital is obtained, and that action will then be taken by certain of the states where NAIL does business to restrict or terminate new sales of insurance by NAIL in those states.

                                     EXHIBIT 11

                NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

                 STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

The weighted average number of shares outstanding for the six months ended June 30, 1995 was computed as follows:

     Shares outstanding, beginning of period                3,279,489

     Shares issued, first quarter, 1995                             0

     Shares issued, second quarter, 1995                            0

     Shares outstanding, end of period                      3,279,489