Form 10QSB
period 1995-09-30
NATIONAL AFFILIATED CORP
filed 1995-11-15
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-QSB

(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 1995
           .

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had      3,279,489      Voting Common Shares
outstanding on September 30, 1995.

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Financial Statements are attached beginning at page   4   .

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations is attached
          beginning at page    8   .

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          a) August 29, 1995 Annual meeting
          b) See (c)
          c) Election of Directors
               Name of Nominee          For            Against
               John Boxberger           1,815,465      90,958
               Lynn Clayton             1,815,473      90,950
               Robert F Meredith, III   1,815,396      91,027
               Dan VanWormer            1,815,473      90,950
               Benjamin P Wall          1,815,465      90,958
               Vaughn Walton            1,815,396      91,027
               Bobby Williams           1,815,473      90,950

               Further, 1,848,035 votes were cast for the selection of Deloitte & Touche as independent auditors of the Company. No broker nonvotes received.
          d) Not Applicable

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit Index
                               Description of        Sequential Numberings
          Exhibit Table Number    Exhibit                 Location

               11               Statement of              Page 12
                                Computation of
                                Per Share Earnings

               99               Letter to Stockholders    Page 13

               99.1             Press Release             Page 14

          (b)  Reports on Form 8-K
                              None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL AFFILIATED CORPORATION
                              (Registrant)




Date      November 13, 1995             By:      Jerry L. Johnston
                                Jerry L. Johnston
                                Vice President and Chief Financial Officer

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  1995               1994
ASSETS:
Cash                                           $   103,794       $   361,430
Invested assets:
  Fixed maturities available-for-sale at market  3,631,714         4,179,539
  Equity securities at market ($33,398 cost)         1,250             2,504
  Other long-term investments at equity            146,020           156,052
  Other long-term investments at market             29,000            34,000
  Certificates of deposit and time deposits        279,932           455,763
  Restricted assets at market                    1,138,363         1,132,200
Accrued investment income                           68,592            97,821
Finance notes receivable - net                       8,931            47,463
Policy loans                                        95,538            95,193
Reinsurance receivable                             546,150           380,400
Other amounts receivable:
  Premiums due                                      28,590            34,238
  Agents' balances (net of allowance for uncollectible
  accounts of $52,800 in 1995 and 1994)            268,267           234,387
  Other                                             21,633            92,731
Property - net                                     132,168           141,054
Deferred policy acquisition costs                1,004,107         1,219,714
Other assets                                       279,902            63,714
TOTAL                                          $ 7,783,951       $ 8,728,203

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                        $ 3,448,999       $ 3,210,661
Policy claims                                      402,722           617,508
Unearned premiums                                   34,419            63,037
Dividends left on deposit                          413,330           539,503
Advance premium deposits                           181,684           193,684
Other policyholders' funds                          23,914            26,431
Accounts payable and accruals                      144,423           247,348
  Total liabilities                              4,649,491         4,898,172
Commitments and contingent liabilities
Stockholders' equity:
  Voting common shares, no par;
    14,000,000 shares authorized;
    3,461,028 shares outstanding                 5,846,901         5,846,901
  Additional paid-in capital                       154,500           154,500
  Net unrealized investment losses                  70,512          (284,084)
  Accumulated deficit                           (2,204,953)       (1,154,786)
  Subtotal                                       3,866,960         4,562,531
  Less treasury stock-at cost (181,539 shares)     732,500           732,500
  Total stockholders' equity                     3,134,460         3,830,031
TOTAL                                          $ 7,783,951       $ 8,728,203

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   Three Months            Nine Months
                             1995           1994        1995          1994
REVENUES:
Insurance premiums        $  476,480    $  926,715   $1,786,333    $2,859,706
Net investment income         72,323       112,458      277,373       298,482
Finance company int/fees         293        18,206        1,259        58,767
Other income                  14,600        12,637       54,628        69,196
Total revenues               563,696     1,070,016    2,119,593     3,286,151

EXPENSES:
Decrease in policy
  benefit reserves           (28,172)     (115,305)    ( 31,052)     (375,900)
Claims and other benefits    254,921       496,610      812,960     1,602,503
Policyholders' dividends       3,643         7,239       11,257        21,759
Commission expense           140,880       339,416      622,584       951,646
Depreciation and amortiz       3,915        20,315       12,672        63,108
Interest expense              16,182        28,189       48,117        65,864
Salaries, wages, taxes       197,051       239,752      588,038       682,952
Other operating expenses     283,877       320,707      889,577     1,076,267
Decrease in deferred policy
  acquisition costs           91,966        19,566      215,607       153,984
Total expenses               964,263     1,356,489    3,169,760     4,242,183

LOSS BEFORE INCOME TAXES    (400,567)     (286,473)  (1,050,167)     (956,032)

PROVISION FOR INCOME TAXES     --              --         --            --

NET (LOSS) INCOME        $  (400,567)   $ (286,473)  $(1,050,167) $  (956,032)

EARNINGS PER COMMON SHARE$      (.12)   $     (.09)  $      (.32) $      (.29)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING    3,279,489     3,279,489     3,279,489    3,279,489

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                             1995                 1994

Cash flows from operating activities:
Net loss                                  $(1,050,167)        $  (956,032)
Non-cash and non-operating items:
  Loss (gain) on sale of invested assets        6,824            ( 25,125)
  Depreciation and amortization                12,672              63,108
  Undistributed losses of investee              1,254              32,382
Change in assets and liabilities:
  Deferred policy acquisition costs           215,607             153,984
  Policy benefit reserves/unearned premiums    43,970            (296,752)
  Policy claims                              (214,786)            137,848
  Equity writedown-other long-term invest      10,032              31,643
  Accounts payable and accruals              (102,925)           (100,965)
  Other                                      (112,730)              7,719
Net cash used in operating activities      (1,190,249)          ( 952,190)

Cash flows from investing activities:
Acquisitions of:
  Invested assets
    Fixed maturities available-for-sale    (1,043,649)          (576,295)
  Finance notes receivable                    ---               (319,737)
  Property                                   (  3,786)            (6,009)
Proceeds from:
  Invested assets
    Fixed maturities available-for-sale     1,938,083            878,855
    Certificates of deposit/time deposits     175,831            453,761
  Finance notes receivable                     38,532            508,770
Policy loans                                    ( 345)           (14,765)
Agents' balances - net                        (33,880)          (182,471)
Net cash provided from investing activities 1,070,786            742,109

Cash flows from financing activities:
Withdrawals of dividends/advance prem-net    (138,173)          (192,141)
Payments of debt                                ---             ( 62,157)
Net cash used in financing activities        (138,173)          (254,298)
Net decrease in cash                         (257,636)          (464,379)
Cash at beginning of year                     361,430            470,312
Cash at end of period                    $    103,794       $      5,933

Supplemental cash flows disclosures:
Interest paid                             $    35,72        $     46,533
Income taxes paid                         $       ---       $       ---

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the nine month period ended
September 30,1995 are not necessarily indicative of the results to be expected for the entire year of 1995.

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

Prior to 1994, the debt securities included in the Company's investment portfolio were reported at their amortized cost. The cumulative effect of this accounting change as of January 1, 1994, representing the net unrealized gains on the Company's debt securities as of that date, resulted in a $446,290 increase in the fair value of the Company's debt securities will now be included in the net unrealized investment gains.

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

As of January 1, 1995 the Company established NAMC as its marketing subsidiary and is currently engaged in transferring agent relationship and management responsibilities from NAIL to NAMC. This action is expected to reduce the business acquisition costs incurred by NAIL and to facilitate the Company's entry into marketing relationships with other insurers, which will allow the Company to efficiently offer its agents additional products and to realize additional commission income on sales of third party products. Effective March 31, 1995, NAMC commenced a marketing arrangement with Continental General Life Insurance Company which provides the Company s agents with short-term major medical and other health policies issued by Continental to replace sales of the Company s short-term policies and provides NAMC with additional commission income.

Results of Operations

1995 Compared to 1994

The Company had a net loss for the first nine months of 1995 of $1,050,167 compared to a loss of $956,032 for the nine months ended September 30, 1994. The loss per common share was $.32 for 1995 and $.29 for 1994. Total revenues decreased to $2,119,593 in 1995 from $3,286,151 in 1994. Premium revenues decreased to $1,786,333 in 1995 from $2,859,706 in 1994.

                           Three Months ended      Nine Months ended
                                          September 30,

                             1995          1994        1995          1994

Life premiums
   FLA-100               $  144,914    $ 185,859   $  440,351    $  593,614
   All other life           119,486      118,311      383,651       308,524
Total                       264,400      304,170      824,002       902,138
Accident and health premiums
   Group hospital/surgical   54,528       81,873      215,255       279,016
   Alternative benefit       34,616       98,950      216,357       233,065
   Short term major medical  28,498      281,740      187,447       859,332
   Other                     94,438      159,982      343,272       586,155
Total                       212,080      622,545      962,331     1,957,568

Total premium revenues  $   476,480    $ 926,715   $1,786,333    $2,859,706

Life premium on the FLA-100 policies continues to decrease due to the continuing lapses of FLA-100 policies. The FLA-100 participating life policies were the primary policies sold from
1984 to 1988.   The Company ceased paying projected dividends on
these policies in 1992, which the Board of Directors had determined to be excessive. This action caused the lapse rate of these policies to increase substantially. Of the 1,116 premium paying FLA-100 policies in force at December 31, 1994, 307 lapsed in the first nine months of 1995 for a lapse rate of 27.5%, compared to a lapse rate of 25.6% for the first nine months of 1994. The Company expects the FLA-100 policies to continue to lapse at a similar rate in future years. Sales of other life products showed a 24% increase during the first nine months of 1995 as the Company focused on expanding its force of life agents. From July 1989 until December 1994 the Company had a marketing partnership with Commonwealth Life, a subsidiary of Providian Corporation (formerly Capital Holding), for marketing interest sensitive life products. Under the partnership, the Company coinsured 80% of life premiums with Commonwealth Life Insurance Co. This partnership terminated effective December 31, 1994 for new business. Commonwealth Life will continue to maintain existing business until the Company completes its recapitalization, at which time the Company expects to assume these policies.

Accident and health premium decreased during 1995 as compared to 1994 due to decreased sales of the short term major medical policy. The Alternative Benefit Option policy, which was introduced in 1994 did not produce the sales expected in the first nine months of 1995. The Company also purchased a block of association group business during the first quarter of 1994 which increased the premium for that quarter.

Net investment income decreased to $277,373 as of September 30, 1995 as compared to $298,482 at September 30, 1994. This is the result of the lower level of invested assets caused by the Company's losses and payment of cash values to holders of lapsed FLA-100 policies.

Finance company interest and fees decreased to $1,259 for the first nine months of 1995 compared to $58,767 for the first nine months of 1994, as the result of the Company's decision to discontinue the finance company's operations.

The Company's claims and other benefits decreased to $812,960 for the first nine months of 1995 from $1,602,503 for the first nine months of 1994. This decrease in accident and health claims is the result of a decrease in short term major medical business inforce. The Company made significant changes in its short term major medical in September 1994 and these changes substantially reduced the volume of new business. The Company also discontinued sales of short term major medical policies as of March 31, 1995. All short term major medical business expired September 30, 1995.
 A number of changes were also implemented in the association group hospital and surgical business which was purchased in 1994. These changes effectively have terminated new sales in this product. The composition of benefits and claims and policyholder dividends for the nine months ending September 30 are as follows:

                                   Nine months ended September 30,
                                       1995                1994

          Life benefits            $   351,463          $  288,995
          Policyholder dividends        11,257              21,759
          A & H benefits               461,497           1,313,508

          Total benefits           $   824,217          $1,624,262

Commission expense decreased to $622,584 for the first nine months of 1995 from $951,646 for the first nine months of 1994, primarily as a result of decreased sales of A&H policies. The composition of commission expense was as follows:

                                      Nine months ended September 30,
                                         1995                 1994
     Life commissions                 $  272,648        $     170,396
     Accident & health commissions       349,936              776,530
     Other                                 ---                  4,720

     Total                            $  622,584         $    951,646

Other operating expenses decreased to $889,577 for the first nine months in 1995 from $1,076,267 for the first nine months in 1994. This resulted primarily from a decrease in marketing costs in 1995 compared to 1994, when NAIL incurred increased printing and actuarial fees in connection with the introduction of new health products.

Deferred policy acquisition costs increased to $215,607 for the first nine months of 1995 as compared to $153,984 for the first nine months of 1994. The lapse of FLA-100 policies is contributing to a decrease in deferred acquisition costs, but the increase in new business has resulted in the decrease being less than in previous years. The decrease (increase) in deferred acquisition costs is allocated between life and health as follows:

                                    Nine months ended September 30,
                                        1995               1994
             Life                     $ 138,262          $ 296,280
             Accident and health         77,345          ( 142,296)

             Total                    $ 215,607          $ 153,984

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

NAIL has incurred statutory losses in each of 1993 and 1994 and is expected to continue to incur statutory losses in 1995 as a consequence of its limited revenues and high business acquisition costs. The Company incurred negative cash flows from operations of $1,190,249 and $952,190 in the first nine months of 1995 and 1994, respectively.

Statutory losses by NAIL have had a substantial negative impact on the amount of its surplus, which is required to be maintained at a level of at least $2 million by a number of states where it does business. The Company was able to maintain NAIL's capital at acceptable levels during 1994 through contributions of capital by NAC to NAIL of $1,919,000, which was obtained by liquidating various assets held by NAC. The statutory capital and surplus of NAIL has decreased to $1,768,324 at September 30, 1995.

On November 14, 1995, the Company entered into a letter of understanding with The Southern Group, a Bethesda, Maryland based financial holding company, whereby The Southern Group would purchase approximately six million shares of authorized but unissued common stock of the Company. It is the intent of the Company and The Southern Group that $5 to $6 million of capital will be infused into National Affiliated Investors Life upon the closing of this transaction. The closing will take place the first month following regulatory approvals. It is estimated that regulatory approvals will be obtained in the first quarter of 1996.

Prior to closing of this stock transaction and capital infusion, National Affiliated Investors Life and Maryland Southern Life intend to enter into an 80/20 Coinsurance Agreement. Maryland Southern, a wholly-owned subsidiary of The Southern Group, will reinsure 80% of all National Affiliated Investors Life's life insurance in force as of September 30, 1995 upon approval of the Maryland Insurance Department . Funds received by Maryland Southern Life will be held in trust to allow for reserve credit and Maryland Southern Life will secure enhanced credit by providing a guaranty from an A+ rated reinsurer if deemed necessary by the Lousiana Insurance Department. This reinsurance transaction will allow National Affiliated Investors Life to maintain its surplus at acceptable levels until the additional capital is infused at the closing of the stock purchase transaction. This capital contribution to NAIL will allow NAIL to implement an agressive growth plan and increase its premium volume either through increased sales or the acquisition of blocks of life insurance.

                                                                 EXHIBIT 11

             NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

The weighted average number of shares outstanding for the nine months ended September 30, 1995 was computed as follows:

     Shares outstanding, beginning of period           3,279,489

     Shares issued, first quarter, 1995                        0

     Shares issued, second quarter, 1995                       0

     Shares issued, third quarter, 1995                        0

     Shares outstanding, end of period                 3,279,489

                                                                EXHIBIT  99


November 14, 1995



To All National Affiliated Corporation Stockholders:

National Affiliated Corporation entered into a letter of understanding today with The Southern Group, a Bethesda, Maryland financial holding company, which will result in The Southern Group purchasing up to 6,000,000 shares of authorized but previously not issued stock.

With this purchase, The Southern Group will own approximately 63% of the outstanding stock in National Affiliated. The monies received from the stock sale will be used to assist in the growth of National Affiliated Investors Life Insurance Company. The following are a few of the strategies intended to accelerate the growth of the life company:

     Increase Marketing Activities. National Affiliated Investors Life has a pent-up demand for product in its targeted rural areas, special target markets and Associations. The infusion of capital will allow the company to accelerate its agent recruiting and policy sales in those areas.

     Increase Assets Through Acquisition. A three-year plan has been developed this includes a previously identified acquisition for National Affiliated Corporation.

     Expand the Marketing Territory. The acquisition previously mentioned would provide additional states to the life company's marketing territory further assisting in the acceleration of growth.

Closing of the transaction is subject, among other things, to completion of definitive agreements, approval of insurance regulatory authorities and completion of a due diligence review by the company.

These are exciting times for the company. With The Southern Group becoming a major partner, the company will be better able to reach its goals of growth and profit.

Should you have any questions, please call me.

Very truly yours,


Edward A. Carroll, LLIF
President

EAC/mb


                                                                 EXHIBIT 99.1

November 14, 1995



Alexandria, Louisiana

National Affiliated Corporation, an Alexandria, Louisiana based insurance holding company, announced today they had entered into a letter of understanding with The Southern Group, a Bethesda, Maryland based financial holding company, pursuant to which The Southern Group would purchase approximately 6,000,000 shares of National Affiliated Corporation common stock based on the book value as of December 31, 1995. These shares would represent approximately 63% of the issued and outstanding shares of the company.

National Affiliated Corporation operates National Affiliated Investors Life, a Louisiana domiciled life insurance company, which operates in seventeen states and the District of Columbia.

Closing is subject to the completion, of definitive agreements among other things, and due diligence review by The Southern Group. The transaction is expected to close in the first quarter of 1996. The State of Louisiana Department of Insurance and the Maryland Insurance Administration must approve the transaction prior to closing.