Form 10KSB
period 1995-12-31
NATIONAL AFFILIATED CORP
filed 1996-04-15
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)
 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1995
                                    OR
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                 to
Commission file number    0-13538

                              NATIONAL AFFILIATED CORPORATION

              (Name of Small Business Issuer in its charter)
            Louisiana                      72-0947819
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

   1500 Lee Street, Suite A, P.O. Box 12190,Alexandria, LA  71315
                  (address of principal executive office)

Issuer's telephone number, including area code      (318) 473-4355

Securities registered under Section 12(b) of the Exchange Act:

                                          Name of each exchange on
          Title of each class                   which registered

                 None                                   None

Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock (No Par Value)
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  yes X    no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X

Issuer's revenues for its most recent fiscal year    $1,276,307

Aggregate market value of the Common Stock held by non-affiliates of the Registrant on December 31, 1995: $891,470.
                           VOTING COMMON SHARES

3,579,489 shares of Registrant's Common Stock were outstanding as of March 25, 1996.
                    DOCUMENTS INCORPORATED BY REFERENCE
None.
                                  PART I

Item 1:   Business

          National Affiliated Corporation (hereinafter variously referred to as "NAC", the "Company", or "Registrant") is a Louisiana Corporation incorporated on August 4, 1982.

          Registrant conducts its business through two wholly-owned subsidiaries: National Affiliated Investors Life
          Insurance Company and National Affiliated Marketing
          Company (formerly  Affiliated Investment Marketing, Inc).

          Business segment information is provided in Note 11 to the Registrant's consolidated financial statements.

          INSURANCE OPERATIONS

          National Affiliated Investors Life Insurance Company

          National Affiliated Investors Life Insurance Company ("NAIL"), incorporated in Louisiana on March 4, 1983, underwrites a portfolio of life insurance and accident and health insurance products focused on selected niche markets. NAIL is admitted for part or all of its insurance products in seventeen states and the District of Columbia, including Alabama, Florida, Indiana, Louisiana, Maryland, New Mexico, Oklahoma, South Carolina, Tennessee and Texas. NAIL's products are marketed primarily to individuals and groups located in exurban and rural areas through NAC's marketing subsidiary, National Affiliated Marketing Company ("NAMC") and a contracted field force of more than 650 independent agents. At December 31, 1995 NAIL had approximately $145 million of life insurance in force and collected approximately $1.4 million in accident and health insurance premiums.

          NAIL's offices are located at 1500 Lee Street, Alexandria, Louisiana 71301.

          From 1984 to 1991, NAIL was financed through two public offerings of Common Stock and by the sale of FLA-100 "founders" participating whole life policies by NAIL. NAIL failed to develop a stable field force of agents or sustainable insurance products, instead relying on premiums from the FLA-100 policies to fund operations.
          In 1991 the Board of Directors replaced management.
          Since that time NAIL has sought to develop a portfolio of viable life and accident and health insurance products and an agent network capable of distributing NAIL's products.

          Products

          NAIL has developed a portfolio of life and health products since 1991 that are well suited to NAIL's target market of middle income families, senior citizens and government employees.

          Life Products

          NAIL's life insurance products are sold under the name "StarFlex" and can be divided into four subgroups of policies: Universal life and interest sensitive whole life; term life; adjustable premium whole life; and an annuity product. NAIL marketed FLA-100 "founders" participating life policies prior to July 1988. NAIL is presently engaged in a program intended to expand the number of life agents and sales by encouraging NAIL's health agents to begin selling life products.

          Universal Life and Interest Sensitive Whole Life

          StarFlex I - Individual universal life
          StarFlex II - Joint universal life
          StarFlex IV - Individual interest sensitive whole life
          StarFlex V - Joint interest sensitive whole life
          StarFlex VI - Senior interest sensitive whole life
          StarFlex VIII - Executive interest sensitive whole life
          StarFlex XIII - IRA alternative

          StarFlex I & II are marketed primarily to government employees and to families in rural areas to assist with accelerated mortgage payoffs. StarFlex IV, V and VIII are offered to middle income families as supplemental retirement coverage. StarFlex XIII is also a supplemental retirement alternative and provides for a 1% "bonus" increase in the interest rates in the 10th and 20th year. StarFlex VI is coupled with NAIL's "TLC" (Total Life Care) final expense policy and offered to the senior market to fill final expense needs of individuals over 50 years of age.

          The universal life and interest sensitive policies were until December 1994 sold through a joint marketing program with Commonwealth Life, a subsidiary of Providian Corporation (formerly Capital Holding) in which NAIL coinsured 80% of the insurance sold. After December 31, 1994, NAIL issued these policies for its own account.

          Term Life

          StarFlex XIV - Ten year level term (renewable and convertible)

          This policy is offered as a traditional life insurance product to middle income families.

          Adjustable Premium Whole Life

          StarFlex XV - Adjustable premium whole life

          This policy is offered with the StarFlex XIV policy as a traditional life insurance product to middle income families.

          Annuities

          StarFlex XI - Flexible premium deferred annuity

          This product is offered to the IRA market and provides for payment of a 1% "bonus" on accumulated cash balances after completion of the 10th and 20th years.

          Other

          In addition to offering these policies, NAIL in 1992 purchased a block of whole life policies from Companion
          Life and anticipates that as funds are available additional blocks of life policies may be purchased.

          Health Products

          NAIL offers two primary health products - a group hospitalization and surgical care policy (GHSC) and an alternative benefit option policy (ABO).

          Group Hospitalization and Surgical Care and Limited
          Benefit Policies

          These are limited benefit policies offered to individuals who join one of two consumer groups for purposes of obtaining this coverage. The basic policies provide limited benefits covering hospitalization and surgical care only, but may be expanded to include limited outpatient coverage and other benefits. These policies are marketed to individuals and small business employees in rural and exurban areas who frequently do not have access to group coverage through an employer.

          NAIL purchased a block of limited benefit hospitalization/surgical care policies from another insurer in 1994, which produced unexpected loss rates. NAIL has taken action to increase premiums and enhance underwriting standards to limit losses under these policies.

          Alternative Benefit Option

          This is a limited benefit policy offered by employers on a voluntary basis to individuals already covered by a general group policy. Policyholders can choose any or all of a group of twelve individual coverages to fill specific needs. The available coverages include hospital indemnity, first occurrence, intensive care and outpatient coverages, which are effective to pay deductibles and initial copayment requirements under the base policy. Options to provide supplemental benefits in the event of cancer, heart disease or stroke or other specified serious illnesses are available as are supplemental payments upon accidental death and upon disability. These coverages generally provide specified amounts of supplemental income in addition to any other coverages and assist the policyholder with copayment and uncovered charges associated with the specified conditions.

          Marketing and Distribution

          At the end of 1995 NAIL had approximately 650 licensed and contracted agents. The majority of these agents (approximately 400) are writing health products and have been contracted through one of six managing general agents with whom NAIL has relationships. Of NAIL's approximately 250 life agents, approximately 45 are personal producing general agents and general agents and the remainder are subagents working through them. Management has initiated a program to encourage health agents to commence life sales in 1996 and has been holding seminars to expose the life products available from NAIL. Management believes that health agents dealing with families have a natural market for NAIL's life products.

          In addition, NAIL is conducting recruiting seminars to attract life and accident and health agents. The targeted agents come from rural areas, cities of less than 250,000 people, and market to middle income families.

          The Company is transferring its agent activities from NAIL to the marketing subsidiary, National Affiliated Marketing Company ( NAMC ). NAMC has entered into a joint marketing agreement with Continental General Life Insurance Company which allows NAIL s agents to sell short-term major medical and other health policies issued by Continental in addition to NAIL s two health products. Management believes that replacing the short-term major medical policies issued by NAIL with these policies will help in attracting and retaining health agents and will provide additional commission income to the Company, while allowing NAIL to avoid the underwriting risk associated with these policies.

          NAIL intends to build to a 1,000 person field force and then maintain the field force at that size by attracting additional qualified agents and purging those agents who are not productive. Management believes that building the field force in this manner will increase the loyalty of the agents and improve the renewal commissions of policies sold by them.

          Investments

          The investments of NAIL are limited as to type and amount by Louisiana insurance laws, which are designed to protect against imprudent investment policies. The investment of capital, paid-in-capital, operating surplus and other funds of insurers organized under the laws of Louisiana is specified by R.S. 22:841 et seq. This statute includes general and specific limitations on investments, records of investments and other matters. The Louisiana insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of policyholders rather than investors.

          NAIL's investments at year end at market value for each of the last two fiscal years were allocated as follows:

                                        Year Ended December 31,

          Type of Investment            1995        %     1994         %
          Bonds:
             U.S. Government            $3,006,781  60.0  $3,493,275   58.6
             Political subdivisions        125,862   2.5     126,500    2.1
             Public utility                111,000   2.2     288,000    4.9
             Corporate                     877,481  17.5     828,964   13.9
             Less restricted bonds        (565,162)         (557,200)
             Net fixed maturities        3,555,962         4,179,539
          Common stocks                      1,250     0       1,250      0
          Investment in and
             advances to Travel
             Network Telephone                   0     0       1,254      0
          Net Equity Securities              1,250             2,504
          Other long-term investments      173,673   3.5     190,052     3.2
          Certificates of deposit and
             time deposits                 714,851  14.3   1,030,763    17.3
             Less: restricted CDs         (475,000)         (575,000)
             Net CDs & time deposits       239,851           455,763
          Subtotal                       3,970,736         4,827,858
          Restricted assets              1,040,162         1,132,200
          Total                         $5,010,898 100.0% $5,960,058  100.0%

          The administration of NAIL's investment portfolio is managed by Legg Mason Capital Management, Inc.

The Louisiana Insurance Code allows an insurance company a lesser premium tax if at least one third of its investments are qualifying Louisiana investments. It has been the policy of NAIL when possible to invest its assets in a percentage in excess of the Louisiana requirement both for purposes of incurring the lower premium tax and returning NAIL's appreciation for the support given to it by NAIL's shareholders and policyholders, a majority of whom are Louisiana residents.

          Reinsurance

As is customary among insurance companies, NAIL reinsures with other companies portions of the insurance risks it underwrites. The primary purpose of reinsurance is to enable an insurance company to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

The two principal types of life reinsurance treaties commonly in use in the industry are the yearly renewable term ("YRT") agreement and the coinsurance agreement (both are explained below) which offer acceptance of risk on an "automatic" or "facultative" basis. Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over NAIL's retention limits on any application acceptable to NAIL up to the amount specified in the reinsurance treaty. Applications in excess of that amount would be ceded on a facultative basis. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after a survey of each individual application.

A YRT agreement applies a set premium for each $1,000 of risk assumed. This premium changes each year as the age of the insured changes. This contract is bought by NAIL from another insurance company. Coinsurance, on the other hand, pays the reinsurer the same premium rate charged by the issuing insurance company for each $1,000 of risk assumed and provides for a percentage of said premium rate to be returned to the issuing insurance company as commissions. Coinsurance allows insurance companies to effectively share risk, premiums and statutory reserves.

The effect of reinsurance is to transfer a portion of the risk, as well as a portion of the profit, if any, on the insurance ceded to the reinsurer. Even though a portion of the risk may be reinsured, NAIL will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligations under the reinsurance agreements. NAIL's maximum net retention on any one life is $50,000. Health insurance benefits in excess of $25,000 (other than alternate benefit option policies, for which the limit is $50,000) for any one individual during any contract year are reinsured. NAIL reinsures all accidental death benefit risks written.

As of December 31, 1995, approximately $44,450,000 in face amount of life insurance and $26,562,000 of accidental death benefits were reinsured by NAIL.

The principal reinsurers utilized by NAIL are Optimum Re, Business Men's Assurance, Cigna Re, Continental Assurance, Employer's Reassurance, Frankona American Life and Phoenix Home Life. Each of these companies carries a Best s rating of A or better, except for Optimum Re, which is rated A-. Management believes that the financial condition of each of these companies is more than adequate to carry the amounts of reinsurance ceded to them.

Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC) entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL.

NAC has not assumed any liability for the primary and reinsurance activities of its subsidiary companies.

          Reserves

NAIL has established actuarially computed reserves to meet its anticipated obligations on the policies it has written. These reserves are based on industry standard interest rates, mortality and withdrawal assumptions, with provision for possible adverse deviation. The liability for policy benefits related to cash values of interest-sensitive and annuity products is accumulated based on credited rates of interest which are subject to periodic adjustment. The reserves reported in statutory filings are valued on a basis that meets the requirements of Louisiana law.

          Regulation

Insurance company regulation is primarily for the benefit and protection of insurance policyholders rather than shareholders of insurance companies. NAIL is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, premium levels, the form and content of mandatory financial statements, capital, surplus, reserve requirements and the types of investments which may be made. NAIL is required to file detailed reports with each supervisory agency, and its books and records are subject to examination by each. In accordance with the insurance codes in the states in which it operates and the rules and practices of the National Association of Insurance Commissioners, NAIL is examined periodically by examiners from the Louisiana Insurance Department and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. NAIL has been examined through the end of 1994.

Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of the transaction. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies, and their surplus following any dividend is required to be reasonable in relation to outstanding liabilities and adequate for financial needs. Broad examination and enforcement powers are conferred on regulatory authorities. NAIL has registered as a member of an insurance holding company system with the Louisiana Commissioner of Insurance. Management is pursuing a number of strategies to reduce the possibility of regulatory action. See "Management Discussion and Analysis - Liquidity and Capital Resources."

          Competition

The life and health insurance industry remains highly competitive. Many of the larger competitors offer a broader line of insurance policies, including variable products, have larger distribution organizations and are highly capitalized. For NAIL to compete in the industry, the Company has had to target certain niche markets in which management feels it can distribute and service in a profitable manner. The pricing of the products offered in these niche markets is competitive with other companies also marketing in the targeted markets.

Life insurance companies are not the only competition that NAIL must contend with for market share. Security brokerage operations and banks are now entering into the industry. Competition from these financial institutions and other insurance companies is strong. The rates of return offered on interest sensitive products are subject to a 4% minimum per year, with excess interest accrued according to a quarterly determined rate based on the Salomon Brothers Index of the estimated yield on new-issue long-term AAA rated industrial bonds. NAIL may change this rate formula after July 1, 1996.

NAIL must compete with other insurers to obtain agents to sell NAIL's products. NAIL had been limited in its ability to contract qualified agents by ineffective efforts to develop a viable portfolio of insurance products during the period from 1986 to 1991. While management believes that NAIL has benefited in the last two years, and will continue to benefit, from trends in the industry which include a decreasing focus by larger insurers on the markets targeted by NAIL, NAIL will continue to face stiff competition from other insurers in these markets. During 1994, NAIL shifted its focus on agent recruitment to the development of relationships with a smaller number of managing general agents, who bring access to larger numbers of subagents.

          Litigation

NAIL is from time to time involved in pursuing and defending claims made by beneficiaries of its insurance policies and disputes with its agents. While NAIL reinsures coverage risks as described elsewhere herein, NAIL retains the risk of any other damages, including punitive damages, that might be assessed from the failure of NAIL to pay a disputed claim. The legal climate existing today has encouraged claimants to pursue punitive damage claims, and the exposure of defendants, including NAIL, to such claims introduces substantial and unpredictable elements of risk into their business. NAIL has pending against it several claims for denial of benefits which also request unspecified punitive damages. Were any of such claims to succeed, NAIL s operations could be impaired or the resulting loss of capital and surplus could lead to regulatory action. NAIL believes it has valid defenses to all pending claims and is vigorously contesting them.

          Employees and Agents

At December 31, 1995, NAC and its subsidiaries had sixteen (16) permanent employees, of whom one (1) is located in a remote marketing office.

Insurance policies are sold by approximately 650 licensed agents. The agents are independent contractors and are compensated on a commission basis. The commissions paid, along with a sales incentive bonus, are believed by management to be competitive with other life insurance companies. NAIL faces considerable competition in recruiting qualified agents. As a result, NAIL seeks to recruit agents from its targeted geographic markets and retrain them to sell its products effectively in its niche markets.

          OTHER OPERATIONS

          National Affiliated Finance Company

Until July 1, 1994, National Affiliated Finance Company, Inc. ("NAFCO") was engaged in premium finance lending. As of July 1, 1994, NAFCO discontinued accepting new applications for financing. Information with respect to NAFCO's finance notes receivable is contained in Note 4 to the attached consolidated financial statements.

         National Affiliated Marketing Company and Travel Network Telephone

National Affiliated Marketing Company (formerly Affiliated Investment Marketing) was a corporate general partner of Travel Network Telephone, a partnership in commendam ("TNT"), organized under the laws of the State of Louisiana in 1983. It is owned 35% by NAMC, managing partner, and 65% by 17 individuals and businesses. TNT was formed to apply for and obtain licenses for purposes of operating cellular telephone systems. TNT was awarded the licenses, or ownership interests in the licenses, for the market areas of Shreveport and Monroe, Louisiana; Modesto, California; and Lincoln, Nebraska. In order to obtain financing and managerial expertise for the Monroe market, the Monroe license was transferred in 1990 to a limited partnership in which TNT owns a 20% limited partnership interest. The 80% general partner of this partnership is an affiliate of McCaw Cellular. In November 1994, TNT sold the 20% ownership interest in Monroe Cellular. After retaining a small sum for closing costs, all proceeds were distributed to partners and proceedings were begun to dissolve the partnership. The partnership was dissolved in September 1995.

Item 2:   Properties

NAC and all of its subsidiaries lease office space from W. Ray Frye, a deceased director of the Registrant. The two-year lease is for 9,182 square feet at an annual rental rate of $67,947 and expired in July, 1995. Currently the Company is on a month to month lease at a rate of $4,750 per month. Management believes that such rental is comparable to rentals on other similar property available from unrelated parties.

Item 3:   Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4:   Submission of Matters to a Vote of Security Holders
          None

                                  PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

          (a)  Market Information
          The Registrant's Common Stock is traded in the over-the-counter market. In March 1995, the Company started the proceedings necessary to have NAC stock listed on the NASDAQ Exchange.

                              High Bid       Low Bid

               1995
               First Quarter         .125               .125
               Second Quarter        .125               .03125
               Third Quarter         .125               .0625
               Fourth Quarter        .500               .0625

               1994
               First Quarter         .250               .0625
               Second Quarter        .250               .0625
               Third Quarter         .125               .125
               Fourth Quarter        .125               .125

This information was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          (b)  Holders
          As of March 25, 1996, there were 14,000,000 authorized and 3,579,489 outstanding shares of Registrant's Common Stock, no par value, held of record by 3,568 persons.

          (c)  Dividends
               Registrant has not paid any cash dividends to date.


Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company issues life and accident and health insurance policies to customers in targeted niche markets in exurban and rural areas. The Company's principal life insurance products include universal life, interest sensitive whole life, adjustable premium whole life and term insurance policies which target middle income ($25,000-$75,000) families, senior citizens and government employees. The Company's principal accident and health insurance policies include a group major medical policy, an association and group hospital and surgical policy and a supplemental alternative benefit option policy, which target middle income consumers who do not participate in other full coverage major medical policies, as well as participants in group plans who desire supplemental coverage. (See Business - Products for a more detailed description of the Company s insurance products.)

The Company's history of operating losses has been attributable in large part to the failure of NAIL to develop viable insurance products or a stable field force of agents during the years following the organization of NAIL in 1984. Following a management change in 1991, NAIL has been engaged in efforts to build a portfolio of accident and health and life insurance products and to expand its field force of agents. Management's efforts in this regard have been hampered by disruptive actions by prior management during 1992, by NAIL's limited capacity to incur the costs associated with building insurance sales, and by the Company's limited management resources. The Company has continued to incur losses in 1994 and 1995 primarily as a result of the low base of premium revenues in relation to its operating costs. The Company also experienced unexpected underwriting losses on NAIL's short-term major medical policies and an acquired block of group hospitalization and surgical insurance policies.

NAIL has implemented plans intended to reduce its losses, including expanding and improving the quality of its field force of agents, terminating NAIL's short-term major medical business in 1995, modifying the basis of compensation of many of its accident and health insurance agents, entering into a new accident and health marketing partnership with Continental General Life Insurance
Company and planning for expansion of NAIL's presence in states where it was previously not active, including Texas. A key element of management's plan during 1995 was to recapitalize the Company either through the sale of its Senior Convertible Debenture, or its authorized but unissued common stock.
(See "Liquidity and Capital Resources.") In November 1995, the Company signed a "Letter of Intent" with The Southern Group, a Maryland based financial holding company. On January 15, 1996, a definitive stock purchase agreement was signed with The Southern Group whereby the Company will sell 10,335,045 shares of authorized but unissued shares and treasury stock to The Southern Group for certain specified assets, including cash and securities, having an audited value at December 31, 1995 of approximately $6.8 million.
The Southern Group will then own approximately 75% of the Company. The Southern Group is currently in the process of completing the regulatory requirements for this stock purchase.

As of January 1, 1995 the Company established NAMC as its marketing subsidiary and after recapitalization will transfer agent relationship and marketing management responsibilities from NAIL to NAMC. This action is expected to reduce the business acquisition costs incurred by NAIL and to facilitate the Company's entry into marketing relationships with other insurers, which will allow the Company to efficiently offer its agents additional products and to realize additional commission income on sales of third party products. Effective March 31, 1995, NAMC commenced a marketing arrangement with Continental General Life Insurance Company which provides the Company s agents with short-term major medical and other health policies issued by Continental to replace the Company s short-term policies.

          Results of Operations

          1995 Compared to 1994

The Company had a net loss for 1995 of $1,555,451 compared to a loss of $419,983 for 1994. The loss per common share was $.47 for 1995 and $.13 for 1994. Total revenues decreased from $5,026,937 in 1994 to $1,276,307 in 1995.
Premium revenues decreased to $860,838 in 1995 from $3,640,191 in 1994.

                                        Year Ended December 31,
                                          1995                   1994
          Life premiums
             FLA-100                      $   564,896            $ 814,366
             All other life                 1,106,896              738,063
          Subtotal life                     1,671,765            1,552,429
          Reinsurance premium                (273,819)            (356,340)
          Coinsurance premium MSLIC        (1,866,475)                   0
          Total life                         (468,529)           1,196,089
          Accident and health premiums
            Group hospital & surgical         297,747              401,540
            Alternative benefit               306,544              348,967
            Short-term major medical          213,631            1,167,170
            Other                             624,503              778,825
          Subtotal A&H                      1,442,425            2,696,502
          Reinsurance premium                (113,058)            (252,400)
          Total A&H                         1,329,367            2,444,102

          Total premium revenues           $  860,838           $3,640,191

The decline in life premiums is attributable to continuing lapses of FLA-100 policies. The FLA-100 participating life policies were the primary policies
sold from 1984 to 1988.   The Company ceased paying projected dividends on these
policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action caused the lapse rate of these policies to increase substantially. Of the 1,116 premium paying FLA-100 policies in force at December 31, 1994, 354 lapsed in 1995 for a lapse rate of 31.7%, compared to a lapse rate of 32.4% for 1994. The Company expects the FLA-100 policies to continue to lapse at a similar rate in future years. Sales of other life products did not increase as planned during 1995 as the Company focused more on its recapitalization plan. When the Company did not continue to stress recruiting in 1995 the sale of new life business decreased. With the proposed sale of the Company stock to The Southern Group, the Company plans to start an aggressive recruiting program in the second quarter of 1996 and should increase the life premium during the last half of 1996.

Commencing in July of 1989, the Company entered into a marketing partnership with Commonwealth Life, a subsidiary of Providian Corporation (formerly Capital Holding) for marketing interest sensitive life products. Under the partnership, the Company coinsured 80% of life premiums with Commonwealth Life Insurance Co. This partnership terminated effective December 31, 1994 for new business. Commonwealth Life will continue to maintain its 80% of existing business and the Company will take 100% of its new business.

Effective December 31, 1995 NAIL and Maryland Southern Life Insurance
Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This resulted in a reserve transfer to MSLIC in the amount of $1,866,475. MSLIC paid the Company a ceding commission in the amount of $373,295 for a net decrease to premium revenues of $1,493,180. MSLIC is a wholly owned subsidiary of The Southern Group.

Accident and health premiums decreased in 1995 due to the Company exiting the short-term major medical market. In November 1995, the Company became the insurer on two association groups in New Mexico. The groups, which were self-insured trusts, were told by the New Mexico Insurance Department that they must be insured by a licensed insurer and that they could not continue as self-insured. These two trusts, which are group major medical plans, are expected to provide over one million dollars of premium in 1996 for the Company.

Net investment income decreased to $366,431 in 1995 as compared to $1,214,347 in 1994. This is the result of lower interest rates and the lower level of invested assets caused by the Company's losses and payment of cash values to holders of lapsed FLA-100 policies. In 1994 the Company sold its interest in a cellular telephone business which increased the investment income by approximately $800,000.

Finance company interest and fees decreased to $1,360 in 1995 compared to $62,333 in 1994, primarily as the result of the Company's decision to discontinue the finance company's operations in 1994.

The Company's claims and other benefits decreased from $2,030,843 in 1994 to $1,376,242 in 1995. This is the result of a large decrease in accident and health claims. The Company had made the decision to cease writing the short-term major medical business no later than March 31, 1995. A number of changes were implemented in the association group hospital and surgical business which was purchased in 1994. These changes effectively have terminated new sales in this product. The composition of benefits and claims and policyholder dividends for the years ending December 31 are as follows:

                                          1995           1994

          Life benefits                   $  500,300     $  388,112
          Policyholder dividends              13,347         26,114
          A & H benefits                     875,942      1,642,731
          Total benefits                  $1,389,589     $2,056,957

Commission expense decreased from $1,210,647 in 1994 to $727,366 in 1995, primarily as a result of decreased sales of new accident and health policies. The composition of commission expense was as follows:

                                       1995              1994

   Life commissions                    $  338,034        $  241,012
   Accident & health commissions          389,332           964,915
   Other                                        0             4,720
   Total                               $  727,366        $1,210,647

Other operating expenses decreased from $1,665,842 in 1994 to $1,342,106 in 1995. In 1994 a number of new insurance products were developed. The Company did not have these expenses in 1995. This decrease, plus cost saving measures introduced, resulted in lower operating expenses.

Amortization of deferred policy acquisition costs increased from $263,799 in 1994 to $797,752 in 1995. Due to the reinsurance contract with Maryland Southern Life, the Company was required to write off 80% of the deferred acquisition costs on the business which was 80% reinsured. This amounted to a write off of $748,986. The amortization of deferred acquisition costs is allocated between life and health as follows:

                                  1995                 1994
     Life                         $777,662             $418,930
     Accident and health            20,090            ( 155,131)
     Total                        $797,752             $263,799

          Liquidity and Capital Resources

The liquidity requirements for the Company's operations generally arise from the insurance operations of NAIL and the administrative activities of NAC, and include payment of claims to policyholders, payment of commissions and other costs of acquiring new business, payment of operating costs, and payment of cash values upon termination of policies. These demands have generally been met by NAIL with funds generated by its operations, from its reserves and liquid assets, and from capital contributions by NAC. NAC has funded its operations through management fees charged to its subsidiaries, including NAIL. NAIL is prohibited by Louisiana law from paying any dividends to NAC other than from statutory profits.

Management fees charged by NAC to NAIL are sufficient to fund NAC's operating expenses. NAC does not have any material long term debt or debt service requirements. NAIL has incurred statutory losses in each of 1995 and 1994 and is expected to continue to incur statutory losses in 1996.

Statutory losses by NAIL have had a substantial negative impact on the amount
of its surplus.   Due to the decline of surplus and continued operating losses,
NAIL has been notified that its license was suspended in the states of Alabama, Tennessee and Wyoming. The Company has been working on a plan to recapitalize the Company to alleviate this surplus problem and to give the Company funds for expansion. In November 1995 the Company entered a letter of intent with The Southern Group for the purchase of authorized but unissued stock of the Company. In January 1996, a definitive stock purchase agreement was signed whereby The Southern Group will purchase 10,153,506 shares of authorized but unissued common stock and 181,539 shares of treasury stock for certain specified assets, including cash and securities, having an audited value at December 31, 1995 of approximately $6.8 million. This transaction is currently pending regulatory approval. This transaction is expected to be approved and completed in the second quarter of 1996.

On February 26, 1996 The Southern Group made an initial purchase of 300,000 shares of NAC stock for cash and government securities having a value of approximately $400,000. The Company Board of Directors then approved a surplus contribution to NAIL of $400,000 to increase its surplus. In December 1995, NAIL and Maryland Southern Life Insurance Company, a wholly owned subsidiary of The Southern Group, entered into an 80-20 reinsurance contract with Maryland Southern Life assuming 80% of all life insurance reserve liabilities held by NAIL. With the payment of a $373,295 ceding commission to NAIL by Maryland Southern Life in February 1996, the surplus of NAIL was increased by $373,295.

Management is also taking steps to control administrative costs, reduce policy claims and increase the Company premium revenues. With the surplus increase due to the proposed sale of stock to The Southern Group and with the new direction and leadership from The Southern Group, the Company expects to see improvement in the Company's operations by the end of 1996. Any failure of the Company to complete the stock purchase transaction with The Southern Group would have a material negative impact on the Company's operations, and would likely result in regulatory action by the Louisiana Insurance Commissioner to take over supervision of NAIL, the loss of NAIL's licenses in most or all jurisdictions in which it presently operates, and would possibly require the Company to seek protection under United States bankruptcy laws.

Item 7:   Financial Statements and Supplementary Data

          Attached following the Signature Pages and Exhibits.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None
                                 PART III

Item 9:   Executive Officers and Directors of the Registrant
          Name                       Age      Position

          Benjamin P. Wall
          (1),(2),(3),(4),(5)        52       Chairman of the Board and Chief
                                              Executive Officer

          Edward A. Carroll, Jr.     60       President

          Jerry L. Johnston          54       Vice President and Chief Financial
                                              Officer

          Clayton A. Carney          56       Vice President and Chief Operating
                                              Officer

          Mary K. Descant            37       Treasurer

          Sharon G. Chelette         44       Secretary

          John I. Boxberger
          (2)                        68       Director

          Lynn Parks Clayton         55       Director
          (3),(4)

          Robert F. Meredith, III
          (1),(2),(4)                44       Director

          G. Vaughn Walton
          (1),(2),(3),(4)            47       Director

          Bobby Williams
          (1),(3),(4),(5)            66       Director

          Dan Van Wormer
          (1),(3)                    53       Vice Chairman and Director

          (1) Member of Executive Committee
          (2) Member of Nominating Committee
          (3) Member of Compensation Committee
          (4) Member of Audit Committee
          (5) Member of Investment Committee


Benjamin P. Wall.  Mr. Wall joined the Board of Directors of the Company in
May 1990 and has served as Chairman of the Board and Chief Executive Officer since June 1991. Mr. Wall also serves as Chairman of the Board of NAIL and NAMC. Mr. Wall is also President of Paul Wall Farm Service Center, Inc., President of Cenla Computers, Inc., Vice President of Mid-State Elevator, Inc., and Vice President of Paul Wall Truck Line, Inc., and is a former board member of Louisiana Agriculture Industries Association. Mr. Wall studied Agri-Business at Louisiana State University.

Edward A. Carroll, Jr. Mr. Carroll was elected as President of the Company in August 1993. Mr. Carroll joined the Company in 1989 as Vice President and
Chief Marketing Officer of NAIL.   In 1990, Mr. Carroll was elected to the
Board of Directors of NAIL. In June 1991, Mr. Carroll was elected President, Chief Executive Officer and Chief Marketing Officer of NAIL and in January 1995, became the President and Chief Executive Officer and a director of NAMC. Mr. Carroll's insurance career spans over thirty years and has included a number of executive positions with larger insurance companies. Prior to coming to the Company, Mr. Carroll served as Senior Vice President, Chief Marketing Officer and member of the Board of Directors of State Reserve Life Insurance Company, a Fort Worth, Texas based life insurance carrier. Mr. Carroll is a Fellow of the LIMRA Life Insurance Institute, and holds a BSBA from Alabama Polytechnic Institute. Mr. Carroll is a member of the Practitioner Division of the International Association For Financial Planning.

Jerry L. Johnston.  Mr. Johnston joined the Company as Vice President and
Chief Financial Officer in June 1994. Mr. Johnston also serves as Vice President and CFO of NAIL and, beginning January 1995, of NAMC. From March 1994 to June 1994, Mr. Johnston served as a contract examiner for the Arizona Department of Insurance. Mr. Johnston served as Senior Vice-President and Controller of United Companies Life Insurance Co. from September 1988 to December 1993. Mr. Johnston has over thirty years experience in the insurance industry, serving over twenty-four years in various executive financial positions, and holds a B.S. degree from the University of Nebraska.

Clayton A. Carney. Mr. Carney joined the Company in October 1993 as Vice President and Chief Operating Officer. Mr. Carney also serves as Vice President and Chief Operating Officer of NAIL and in January 1995, became
Vice President of NAMC. From 1980 to September 1993, Mr. Carney was employed by United Companies Life Insurance Co., serving as Vice President and Chief Underwriter. From 1962 to 1979, Mr. Carney was employed by Continental Service Life Insurance Co. in various capacities, including Assistant Vice President and Chief Underwriter. Mr. Carney attended Louisiana State University and also received Fellowship Diplomas from the Life Management Institute and from the International Claims Association, each located in Atlanta, Georgia.

Mary K. Descant.  Mrs. Descant joined the Company as an Accounting
Supervisor in January 1986 and became Treasurer in August 1994. Mrs. Descant also serves as a Treasurer of NAIL and NAMC. From June 1982 until October 1985, Mrs. Descant was a computer programmer with Delta Computers. From
June 1980 until January 1982, Mrs. Descant served as a software engineer with E Systems, Inc. Mrs. Descant holds a B.S. degree from Louisiana Tech University.

Sharon G. Chelette. Mrs. Chelette joined the Company in October 1983. She has served as Director of Human Resources since July 1993 and Secretary of the Company since August 1994. Mrs. Chelette also serves as Secretary of NAIL and NAMC. Prior to joining the Company, Mrs. Chelette served as a teller, cashier or bookkeeper for several Louisiana businesses. Mrs. Chelette attended Louisiana Tech University.

John I. Boxberger. Mr. Boxberger joined the Board of Directors in November 1982. Mr. Boxberger is also a director of the Poudre Valley Rural Electric Association, Inc. of Fort Collins, Colorado and has served as a director of Western United Electric Supply Corporation of Denver, Colorado.

Lynn Parks Clayton.  Mr. Clayton joined the Board of Directors of the
Company in October 1992, and also serves as a director of NAIL. Mr. Clayton is the Editor of the Louisiana Baptist Message. Prior to joining the Baptist Message in 1978, Mr. Clayton served as Editor of the Baptist Digest and Director of Evangelism of the Kansas-Nebraska Convention of Southern Baptists for six years. Mr. Clayton also served as Pastor of University Baptist Church of Wichita, Kansas and Youth and College Minister at First Baptist Church of Waco, Texas. Mr. Clayton has served as a member of the National Boards and Committees, Southern Baptist Convention and the Kansas-Nebraska Convention of Southern Baptists and is a member of the Southern Baptist Press Association, which has honored him with numerous awards. Mr. Clayton is the writer and producer of "On Second Thought" which appears on the American Christian Television System and is the author of numerous books and articles. Mr. Clayton is the recipient of the 1991 Louisiana Moral and Civic Foundation J.
D. Grey Award for Moral and Ethical Preaching.  Mr. Clayton earned a
Bachelor of Arts degree from Baylor University and a Master of Divinity degree from Southwestern Baptist Theological Seminary.

Robert F. Meredith, III. Mr. Meredith joined the Board of Directors of the Company and NAIL in June 1994, and the Board of Directors of NAMC in January 1995. Mr. Meredith also serves as a director of the Louisiana Independent Oil & Gas Association, the Louisiana Association of Business & Industry, and Caldwell Bank & Trust Company. Mr. Meredith is the co-owner of Hogan Exploration, Inc. and Hogan Energy Corporation which operates in Louisiana and Mississippi. Mr. Meredith holds a B.S. from Louisiana State University.

G. Vaughn Walton. Mr. Walton joined the Board of Directors in March 1993 and also serves as a director of NAIL and NAMC. Mr. Walton is the owner of Royal Investment Company, Inc. and co-owner of The Oil Exchange in Alexandria, Louisiana. Mr. Walton holds a B.S. from Louisiana Tech University.

Bobby Williams. Mr. Williams joined the Board of Directors in May 1986 and also serves as a director of NAIL. Mr. Williams is the President of Williams Brothers Furniture & Appliance Center in Many, Louisiana; President of Bob
Ray Williams Enterprises, a real estate investment firm; management partner of Bobby & Ray Williams Partnership, a real estate and timber firm; former President of the Sabine Parish School Board; Director of Sabine State Bank in Many, Louisiana; and Commissioner, Sabine Parish Sales Tax Commission. Mr. Williams attended Northwestern State University.

Dan Van Wormer.  Mr. Van Wormer joined the Board of Directors of the
Company in 1992 and also serves as Vice Chairman of the Company and NAIL and as a director of NAMC. Mr. Van Wormer served as Vice President and Chief Marketing Officer of Providian Corporation, formerly Capital Holding Corporation until his retirement in October 1994. Mr. Van Wormer joined
Capital Holding Corporation in 1979 and, in addition to his current position, has held the positions of Vice President, Corporate Services and Vice President, Agency Group. Prior to joining Capital Holding Corporation, Mr. Van
Wormer served as an Underwriter, Manager of the New Business Department,
Agent, and Vice President of Policy Services for People's Life Insurance Company. Mr. Van Wormer, who has over thirty years of experience in the life insurance industry, is a Fellow with the Life Insurance Management Institute and a member of LIMRA's committee for marketing through supplemental distribution systems. Mr. Van Wormer is a member of the Board of Directors of Inter Company Marketing and a past member of the Life
Insurance Conference's committee on pre-need marketing. Mr. Van Wormer earned a BSBA from Prince Georges College.

T. Brent Chapel. Mr. Chapel joined the Board of Directors in March 1996. Mr. Chapel is Chairman of The Southern Group, Inc. and Atlantic International Resources Corporation, both of which are life insurance holding companies in Maryland. He is also Chairman of Maryland Southern Life Insurance
Company, a Maryland domiciled life insurance company. Mr. Chapel also serves as President of Chapel Capital Corporation. He also serves as a director of Delmay Energy Corporation, a public oil and gas company on the Alberta
Stock Exchange and Badger Drilling Inc., a privately-held environmental drilling company in Virginia. Mr. Chapel is a Certified Public Accountant licensed to practice in Maryland and Oklahoma. He received a Bachelor of Science in Accounting from Oklahoma State University in Stillwater, Oklahoma and a
Master of Accountancy from the University of Georgia in Athens, Georgia.

Item 10:  Director and Officer Compensation

          Director Compensation

The Company pays its outside directors (directors who are not employees or officers of the Company) a director's fee of $200 for each board meeting attended. Each director except Benjamin P. Wall has received options to purchase 10,000 shares of the Company s Common Stock pursuant to the Company s Stock Option Plan. Mr. Wall received options to purchase 25,000 shares of Common Stock. During the term of the Stock Option Plan, each new director that joins the Board of Directors will also receive options to purchase 10,000 shares of Common Stock. See Executive Compensation -- Stock Option
Plan  and  Security Ownership of Certain Beneficial Owners and Management.

          Executive Compensation

The following table sets forth the salary and bonus paid by the Company to the Company's Chairman of the Board and Chief Executive Officer, other executive officers of the Company, and the officers of the Company as a group during 1995.

          Name and
          Principal Position                 Salary               Bonus

          Benjamin P. Wall,
               Chairman of the Board and
               Chief Executive Officer       $ 18,000             $  --
          Edward A. Carroll, Jr.
               President                       92,000               761
          Jerry L. Johnston
               Vice President and Chief
               Financial Officer               65,120               812
          Clayton A. Carney
               Vice President and Chief
               Operating Officer               55,212               812
          All officers as a group
               (7 persons)                    379,925             4,442

          Stock Option Plan

In January 1995, the Board of Directors of NAC adopted the National
Affiliated Corporation Stock Option Plan, which provides for grants of incentive and nonqualified stock options to directors, officers and employees of the Company. The Stock Option Plan covers 385,466 shares of Common
Stock. Any shares subject to unexercised portions of stock options that have terminated may be reissued under new stock option grants.

The Stock Option Plan is administered by a committee of disinterested directors (the "Stock Option Committee"), which has the authority to determine who will receive stock options, the number of shares of Common Stock subject to such stock options, and the terms of such stock options, including the exercise price of stock options and any vesting periods.

In accordance with the Stock Option Plan, the exercise price of stock options issued in January 1995 was set at $.50 per share, which the Board of Directors determined to be a fair market value of the Common Stock on the date of grant. The options expire in January 2005. The Stock Option Plan permits the exercise of stock options by delivery of shares of Common Stock owned by the optionee in lieu of or in addition to cash or by financing made available by the Company.

Options granted generally vest over a two or three year period, with 25% or 50% (depending on years of service) vested immediately upon the later of the first anniversary of employment or the date of grant and an additional 25% vesting upon each anniversary. Non-vested portions will vest automatically if there is a sale of NAIL, a change of control of NAC, or the employee dies, retires due to disability or is terminated by the Company without cause.

Options issued to the individuals named in the executive compensation table in January 1995 were as follows:

                        Total Options    Percent of Total    Options Vested
    Name                   Granted       Options Granted      Upon Issuance

    Benjamin P. Wall           25,000             6.5%             12,500
    Edward A. Carroll, Jr.     46,000            11.9%             23,000
    Jerry L. Johnston          32,500             8.4%               ---
    Clayton A. Carney          27,500             7.1%              6,875
    All officers as a group   162,500            42.2%             58,125

           Employment Agreements

The Company has employment agreements with each of the executive officers.
The employment agreements, which have three year terms, were renewed by the Company in July 1995. Pursuant to the terms of Mr. Carroll's employment agreement, the Company is obligated to pay to Mr. Carroll one year's salary and benefits in the event Mr. Carroll is terminated other than for cause. The others are each entitled to six month's salary and benefits under the terms of their respective employment agreements.

Item 11: Security Ownership of Certain Beneficial Owners and Management The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 25, 1996 by each director of the Company, each executive officer named in the executive compensation table and all officers and directors as a group.

               Name of            Number of Shares        Ownership
          Beneficial Owner       Beneficially Owned       Percentage
          John I. Boxberger            44,875             *
          Lynn Parks Clayton            7,600             *
          Robert F. Meredith, III      13,974             *
          Dan Van Wormer                7,580             *
          Benjamin P. Wall             47,983             *
          G. Vaughn Walton             19,476             *           1/
          Bobby Williams               20,331             *           2/
          T. Brent Chapel          10,335,045             75.91%      3/
          Edward A. Carroll, Jr.       44,100             *
          Jerry L. Johnston            17,250             *
          Clayton A. Carney            14,750             *
          Sharon G. Chelette           11,399             *
          The Southern Group       10,335,045             75.91%      4/
          7212 Old Stage Road
          North Bethesda, MD  20852
          All Directors and        10,607,488             75.77%
          Officers as a Group
          (13 Persons)

          * Less than .01%
          1/Includes 598 shares held by Mr. Walton's children.
          2/Includes 500 shares held by a partnership composed of Mr. Williams and his family.
          3/Reflects shares owned by The Southern Group as to which Mr. Chapel shares voting and investment power.
          4/Reference Stock Purchase Agreement Exhibit (10)(b)

Item 12:  Certain Relationships and Related Transactions
The Company renewed a $2,000,000 face amount Directors and Officers Liability and Corporation Reimbursement Policy from Lexington Insurance Company on March 31, 1994. This policy, which provides coverage for alleged wrongful acts occurring on or after March 31, 1989, contains numerous exclusions and requires an annual payment of $59,126.

It is the policy of the Company that all transactions with officers and directors be on terms that are no less favorable to the Company than would be available from unaffiliated parties. The Board of Directors believes that all transactions described under "Certain Transactions" meet this standard.

                                   PART IV

ITEM 13:  Exhibits and Reports on Form 8-K

          (a)  Financial Statements (included in Item 8):
               1)  Independent Auditors' Report
               2)  Consolidated Balance Sheets
               3)  Consolidated Statements of Operations
               4)  Consolidated Statements of Cash Flows
               5)  Consolidated Statements of Stockholders' Equity
               6)  Notes to Consolidated Financial Statements

          (b)  Reports on Form 8-K:
               Form 8-K filed January 26, 1996
               Stock Purchase Agreement

          (c)  Exhibits:

          Exhibit
           Table                                      Note/
          Number    Description of Exhibit             Page Number

          (3)(a)    Articles of Incorporation of            1/
                    Registrant (8/4/82)

          (3)(b)    Articles of Amendment of                1/
                    Registrant (8/27/83)

          (3)(c)    By-Laws                                 1/

          (10)(a)   National Affiliated Corporation 1995    1/
                    Stock Option Plan and forms of
                    Option Agreements

          (10)(b) Stock Purchase Agreement hereby incorporated by reference from 8-K filed on January 26, 1996

          (22)      Subsidiaries of the Registrant          1/

 1/ Exhibits (3)(a) and (3)(b) are hereby incorporated by reference from Registrant's Amended Form 10 dated September 14, 1985. Exhibit (3)(c) is incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended December 31, 1993. Exhibit (10)(a) is incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended December 31, 1994. Exhibit (22) is incorporated by reference from Item
      1 of this Form 10-KSB.

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     National Affiliated Corporation



By (Signature and Title)      Edward A. Carroll, Jr.
                                  Edward A. Carroll, Jr., President

Date   March 22, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By (Signature and Title)               Benjamin P. Wall
                     Benjamin P. Wall, Chairman of the Board, Director,
                        Chief Executive Officer

Date    March 22, 1996


By (Signature and Title)                 Jerry L. Johnston
                Jerry L. Johnston, Vice President and Chief Financial Officer
Date    March 22, 1996

By (Signature and Title)           Robert F. Meredith, III
                                 Robert F. Meredith, III, Director
Date    March 22, 1996

By (Signature and Title)           Bobby Williams
                                  Bobby Williams, Director
Date    March 22, 1996

By (Signature and Title)               John I. Boxberger
                                  John I. Boxberger, Director
Date    March 22, 1996

By (Signature and Title)               Lynn Parks Clayton
                                  Lynn Parks Clayton, Director
Date    March 22, 1996

By (Signature and Title)              Dan Van Wormer
                                 Dan Van Wormer, Director
Date    March 22, 1996

By (Signature and Title)            Gary Vaughn Walton
                                  Gary Vaughn Walton, Director
Date    March 22, 1996

DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS' REPORT

The Board of Directors of National Affiliated Corporation

We have audited the accompanying consolidated balance sheets of National Affiliated Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Affiliated Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the insurance operations of the Company have sustained significant losses over the last four years, which has adversely affected its working capital and its net equity. Should the losses continue, the Company's ability to maintain minimum capital requirements of the various states in which the Company is licensed may also be affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 1994, the Company changed its method of accounting for investments in debt and equity securities, to conform with Statement of Financial Accounting Standards No. 115.


March 6, 1996


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

                                          Notes  1995         1994
ASSETS:
Cash                                             $  306,686   $  361,430
Invested assets:                          3,12
   Fixed maturities avail-for-sale at market      3,555,962    4,179,539
   Equity security at market ($32,144;$33,398)        1,250        2,504
   Other long-term investments at equity            144,673      156,052
   Other long-term investments at market             29,000       34,000
   Certificates of deposit and time deposits        239,851      455,763
   Restricted assets at market                    1,040,162    1,132,200
Accrued investment income                            63,360       97,821
Finance notes receivable - net             4          8,750       47,463
Policy loans                                         83,571       95,193
Reinsurance receivable                            2,759,921      380,400
Other amounts receivable:
   Premiums due and uncollected                      21,028       34,238
   Agents' balances (net of allowance for unco      150,009      234,387
     account of $131,500 in 1995 and $52,800 in 1994)
   Other                                            398,957       92,731
Property - net                            5,6       192,794      141,054
Deferred policy acquisition costs         13        421,962    1,219,714
Other assets                                        217,890       63,714
TOTAL                                            $9,635,826   $8,728,203

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                          $3,429,414   $3,210,661
Policy claims                                       781,256      617,508
Unearned premiums                                    23,980       63,037
Dividends left on deposit                           389,955      539,503
Advance premium deposits                            174,678      193,684
Other policyholders' funds                           17,152       26,431
Accounts payable and accruals                     2,088,754      247,348
   Total liabilities                              6,905,189    4,898,172
Commitments and contingent liabilities   7,10
Stockholders' equity:                     3,8
   Voting common shares, no par; 14,000,000 sh
     authorized; 3,461,028 shares outstanding     5,846,901    5,846,901
   Additional paid-in capital                       154,500      154,500
   Net unrealized investment gains (losses)         171,973     (284,084)
   Accumulated deficit                           (2,710,237)  (1,154,786)
        Subtotal                                  3,463,137    4,562,531
   Less treasury stock - at cost (181,539 shar      732,500      732,500
   Total stockholders' equity                     2,730,637    3,830,031
TOTAL                                            $9,635,826   $8,728,203

See notes to consolidated financial statements.
NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                         Notes    1995        1994
REVENUES:
Insurance premiums                                $  860,838  $3,640,191
Net investment income                    3,12        366,431   1,214,347
Finance company interest and fees                      1,360      62,333
Other income                                          47,678     110,066
   Total revenues                                  1,276,307   5,026,937

EXPENSES:
Decrease in policy benefit reserves               (2,295,139)   (709,358)
Claims and other benefits                          1,376,242   2,030,843
Policyholder dividends                                13,347      26,114
Commission expense                                   727,366   1,210,647
Depreciation and amortization                         29,446      67,698
Interest expense                                      54,010      53,380
Salaries, wages and taxes                            786,628     837,955
Other operating expense                            1,342,106   1,665,842
Amortization of deferred acquisition cost 13         797,752     263,799
   Total expenses                                  2,831,758   5,446,920

LOSS BEFORE INCOME TAXES                          (1,555,451)   (419,983)

PROVISION FOR INCOME TAXES                 9               0           0

NET LOSS                                         ($1,555,451)  ($419,983)

LOSS PER COMMON SHARE                                 ($0.47)     ($0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,279,489   3,279,489

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                     Balance  Adoption Stock    Change in            Balance
                     12-21-93  of SFAS Issue    Unrealize Net Loss   12-31-94
                               No. 115          Gain/Loss

Voting Common Shares
       Number       3,459,925          1,103                        3,461,028
       Amount      $5,846,427           $474                       $5,846,901

Addtl Paid-In Cap    $154,500                                        $154,500

Net Unrealized Loss  ($70,232) $486,213         ($700,065)          ($284,084)

Accumulated Deficit ($734,803)                          ($419,983)($1,154,786)

Treasury Stock
       Number        (181,539)                                       (181,539)
       Amount       ($732,500)                                      ($732,500)

TOTAL              $4,463,392 $486,213  $474   ($700,065)($419,983) $3,830,031

                     Balance  Adoption StockChange in            Balance
                     12-31-94  of SFAS IssueUnrealize Net Loss   12-31-95
                               No. 115      Gain/Loss
Voting Common Shares
       Number       3,461,028                                       3,461,028
       Amount      $5,846,901                                      $5,846,901

Addtl Paid-In Cap    $154,500                                        $154,500

Net Unrealized Loss ($284,084)              $456,057                 $171,973

Accum Deficit     ($1,154,786)                        ($1,555,451)($2,710,237)

Treasury Stock
       Number        (181,539)                                       (181,539)
       Amount       ($732,500)                                      ($732,500)

TOTAL              $3,830,031              $456,057   ($1,555,451) $2,730,637

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                         Notes    1995          1994

Cash flows from operating activities:
Net loss                                          ($1,555,451)  ($419,983)
Non-cash and non-operating items:
   Gain on sale of invested assets                     (1,390)    (28,004)
   Undistributed losses of investee                     1,254      36,288
   Increase of uncollectible accounts receivab         78,700     176,625
   Depreciation and amortization                       29,446      67,698
Change in assets and liabilities:
   Deferred policy acquisition costs      13          797,752     263,799
   Policy benefit reserves and unearned premiu        179,696    (614,981)
   Policy claims                                      163,748     100,412
   Equity write-down of other long-term invest         11,379      42,263
   Accounts payable and accruals                    1,841,406    (202,986)
   Due from reinsurance companies                  (2,379,521)    (67,323)
   Other                                             (426,929)    (37,504)
Net cash used in operating activities              (1,259,910)   (683,696)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale          (1,283,330)   (671,034)
   Finance notes receivable                                 0    (319,873)
   Property                                           (81,186)     (4,838)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale           2,361,392   1,094,319
      Certificates of deposit and time deposit        315,912     431,543
   Finance notes receivable                            38,713     567,979
Policy loans                                           11,622     (17,238)
Agent's balances - net                                  5,678    (185,226)
Net cash provided from investing activities         1,368,801     895,632

Cash flows from financing activities:
Withdrawals of dividends and advance premiums        (163,635)   (252,557)
Payments of debt                           5                0     (68,261)
Net cash used in financing activities                (163,635)   (320,818)
Net decrease in cash                                  (54,744)   (108,882)
Cash at beginning of year                             361,430     470,312
Cash at end of year                                  $306,686    $361,430

Supplemental cash flows disclosures:
Interest paid                                         $46,330     $81,297
Income taxes paid                                          $0     ($4,200)

See notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company  -  The consolidated financial statements include
National Affiliated Corporation (the "Company") and its wholly-owned subsidiaries. The Company's subsidiaries market and sell life and health insurance.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", is effective for all entities for fiscal years ending after December 31, 1995. Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. For all financial instruments effected by this statement recorded or disclosed in the Company's financial statements, the carrying amount is a reasonable estimate of fair value.

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Invested Assets consist of common and preferred stocks, bonds and government securities carried at market value, certificates of deposit carried at cost, and other investments (which are investments in limited partnerships) carried at equity.
Permanent declines are accounted for as realized losses.

Effective January 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires classification of investment securities into three categories: held-to-maturity, trading and available-for-sale. The Company has classified all of its investment securities as available-for-sale. As a result these securities are now required to be reported in the balance sheet at their market value, with unrealized gains and losses reported in a separate component of stockholders' equity.

Prior to 1994, the debt securities included in the Company's investment portfolio were reported at their amortized cost. The cumulative effect of this accounting change as of January 1, 1994, representing the net unrealized gains on the Company's debt securities as of that date, resulted in a $486,213 increase in net unrealized investment gains. Additionally, all subsequent changes in the market value of the Company's debt securities are included in net unrealized investment gains (losses).

Property is stated at cost less accumulated depreciation.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from three to eight years.

Income Taxes - The tax effect of temporary differences that exist between the financial reporting basis and basis of assets and liabilities for income tax reporting, primarily as a result of deferred policy acquisition costs and differences in methods of calculating policy benefit reserves, are recognized in accordance with enacted tax rates, to the extent that realization of such benefits is more likely than not.

Loss Per Common Share is based on the weighted average number of Voting Common Shares outstanding.

Statement of Cash Flows - For purposes of reporting cash flows, cash includes cash on hand and in demand deposit accounts with banks.

Accounting Pronouncements - The American Institute of Certified Public Accountants has issued Statement of Position 95-1 (SOP 95-
1) which provides accounting guidance for certain participating insurance contracts. The SOP is effective for the Company's fiscal year ending December 31, 1996 and is not expected to have a material effect on the financial statements.

Reclassifications - Certain amounts have been reclassified for comparative purposes. Such reclassifications had no effect on net income for the respective years.


NOTE 2  -  INSURANCE ACCOUNTING AND DISCLOSURES


Premiums on traditional life insurance contracts are recognized as income when due from policyholders. Health premiums are recognized ratably as earned over the term of the contracts. Future policy benefits and policy acquisition costs are associated with premiums as earned so as to result in recognition of profits over the life of the contracts by means of the provision for policy benefit reserves and the amortization of deferred policy acquisition costs.

Revenues for universal life insurance, other interest-sensitive life insurance, and annuity contracts include policy charges for administration and cost of insurance, and surrender charges assessed against policyholder account balances during the period. Charges to expense relating to these policies and contracts include interest credited as well as benefits paid during the period in excess of related policy account balances.

Policy Benefit Reserves related to traditional life insurance contracts have been calculated on a net level basis. Assumed interest yields used in determining the majority of reserves are 7% graded to 4.5%. 1980 CSO mortality tables are used with provision for possible adverse deviation. Policy benefit reserves related to universal life-type and annuity contracts represent the accumulated amounts which accrue to the benefit of policyholders, and reflect interest credited at rates which are subject to periodic adjustment.

Policy Claims - Life and health insurance claim costs are accrued as they occur. The claim costs reported include provisions for: (1) reported losses in the process of settlement; and (2) estimated losses incurred but not yet reported. The liability for reported losses in the process of settlement was determined by estimating the anticipated amount payable on each reported claim. At December 31, 1995, there were approximately $75,800 in unsettled life claims and $314,600 in health claims in the process of settlement.

Prior to 1994, the liability for health claims incurred but not yet reported was estimated using the loss-ratio method. In 1994, the method was changed to a claim lag approach or ultimate completion approach. This method was adopted because it more accurately matched expected claims with premiums as the health business grew. The effect of this change in method was not significant in 1994. As of December 31, 1995, approximately $350,800 has been recorded as an estimate of the incurred but not yet reported liability for health claims.

Deferred Policy Acquisition Costs - The Company defers the costs of acquiring new business, principally commissions and certain policy issue and underwriting expenses, which vary with and are primarily related to the production of new business. These deferred acquisition costs are being amortized over the premium-paying periods in proportion to premium revenue recognized using the same assumptions as to interest, mortality and withdrawals as are used for computing liabilities for policy benefit reserves.

Participating Policies comprise approximately 35% of total life insurance in force at December 31, 1995. Dividends on such policies are determined annually by the Board of Directors of the insurance company. During 1984, the Company's management adopted a policy providing that such policy dividends each year would total at least 50% of the total earnings and profits of its life insurance subsidiary, as determined in accordance with statutory accounting practices prescribed by insurance regulatory authorities. On December 10, 1991, the Board of Directors passed a resolution to limit the amount of statutory earnings that may be paid as dividends to holders of the above policies to 50% of such earnings as determined at the end of each calendar year.

Life Insurance in force was approximately $145,395,000 and $161,922,000 at December 31, 1995 and 1994, respectively.

Reinsurance - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $50,000 per individual for mortality and $25,000 for health claims (except for ABO policies for which the stop-loss limit is $50,000).

Effective December 31, 1995 NAIL and Maryland Southern Life
Insurance Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by the insurance subsidiary.

Amounts paid or deemed to have been paid under reinsurance contracts are recorded as reinsurance receivables on the balance sheet. The cost of reinsurance related to contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The Company is contingently liable for insurance ceded in the event any reinsurer is unable to meet its obligation and, consequently, the Company evaluates the financial condition of its reinsurers. The effect of reinsurance on premiums for the years ended December 31 is as follows:

                                      1995            1994
        Direct premiums               $3,114,190      $4,248,931
        Premiums ceded                (2,253,352)       (608,740)
        Net premiums                  $  860,838      $3,640,191

Regulatory Accounting - Accounting records of the insurance subsidiary are also maintained in accordance with statutory accounting practices prescribed or authorized by insurance regulatory authorities. The insurance subsidiary's combined equity pursuant to statutory accounting principles was $1,238,325 and $2,728,255 at December 31, 1995 and 1994, respectively. Regulatory accounting basis net loss for the years ended December 31, 1995 and 1994 was $1,056,397 and $1,251,262, respectively.

Approval by regulatory authorities is required for payment of common stock dividends by insurance companies other than from unassigned retained earnings, as determined on a statutory accounting basis. At December 31, 1995 no dividends could be paid by the Company's insurance subsidiary. Loans and advances by insurance companies to parents and affiliates are restricted by law.

NOTE 3 - INVESTED ASSETS

The Company's invested assets at December 31, 1995 and 1994 consisted of the following:

                                          Gross        Gross
                             Amortized    Unrealized   Unrealized  Market
                             Value        Gains        Losses      Value
1995
Fixed maturities available-for-sale
 US Goverment & agencies     $2,826,739   $183,067     $  3,025    $3,006,781
 Political subdivisions         122,728      3,134            0       125,862
 Public utilities               100,115     10,885            0       111,000
 Corporate                      820,332     59,175        2,026       877,481
Less restricted bonds          (551,032)   (14,130)           0      (565,162)
 Total fixed maturities       3,318,882    242,131        5,051     3,555,962
Redeemable preferred stock        2,144          0        2,144             0
Common stocks:
 Banks                           30,000          0       28,750         1,250
 Total equity securities         32,144          0       30,894         1,250
Other long term investments     222,358          0       48,685       173,673
Certificates of deposit/time    714,851          0            0       714,851
Less restricted CDs            (475,000)         0            0      (475,000)
Total CDs and time deposits     239,851          0            0       239,851
Subtotal                      3,813,235    242,131       84,630     3,970,736
Restricted assets             1,026,032     14,130            0     1,040,162
Total invested assets        $4,839,267   $256,261      $84,630    $5,010,898

1994
Fixed maturities available-for-sale
 US Government & agencies    $3,684,222   $ 22,457    $213,404     $3,493,275
 Political subdivisions         122,336      4,164           0        126,500
 Public utilities               292,964      2,161       7,125        288,000
 Corporate                      847,067      1,903      20,006        828,964
Less restricted bonds          (550,394)    (8,864)     (2,058)      (557,200)
Total fixed maturities        4,396,195     21,821     238,477      4,179,539
Redeemable preferred stock        2,144          0       2,144              0
Common stocks
 Banks                           30,000          0      28,750          1,250
Investment in TNT                 1,254          0           0          1,254
Total equity securities          33,398          0      30,894          2,504
Other long term investments     233,737          0      43,685        190,052
Certificates of deposits/time 1,030,763          0           0      1,030,763
Less retricted CDs             (575,000)         0           0       (575,000)
Total CDs and time deposits     455,763          0           0        455,763
Subtotal                      5,119,093     21,821     313,056      4,827,858
Restricted assets             1,125,394      8,864       2,058      1,132,200
Total invested assets        $6,244,487    $30,865    $315,114     $5,960,058

The amortized value and market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                     Amortized            Market
                                        Value             Value

Due in years 1 through 5             $1,231,251           $1,247,132
Due in years 6 through 10               730,455              772,912
Due after 10 years                      847,533            1,002,500
  Fixed maturities                    2,809,239            3,022,544

Mortgage-backed securities            1,060,675            1,098,580
  Total                              $3,869,914           $4,121,124

Certificates of deposit and fixed maturities in the aggregate amount of $1,040,162 are being held in safekeeping by banks for state insurance departments as required by law and, as such, these funds are not available for use in operations.

There were no fixed maturities and other long-term investments which were non-income producing in the two year period ended December 31, 1995.

The composition of net investment income for the two years ended December 31 follows:

                                             1995              1994
Gross investment income:
Equity securities                            $     50        $   50
Certificates of deposit and time deposits      43,054        32,910
Fixed maturities and long-term investments    346,617       398,738
Equity in income from TNT                           0       794,598
Subtotal                                      389,721     1,226,296
Net realized gains                              1,390        28,004
Investment expenses                           (24,680)      (39,953)
Net investment income                        $366,431    $1,214,347

The cost of investments sold is generally determined using the specific identification method. Proceeds, gains and losses from sales of investments, all of which are related to fixed maturity securities, for the two years ended December 31 are:

                           Proceeds          Gains           Losses
1995
Fixed maturities           $2,355,410        $30,291         $28,901

1994
Fixed maturities           $1,740,460        $29,342          $1,338

NOTE 4 - FINANCE NOTES RECEIVABLE

Components of the finance notes receivable at December 31 were as follows:

                                              1995          1994

Premium finance                              $ 157,000      $ 290,876
Precomputed direct                               9,075          9,075
Interest bearing direct                         27,845         27,845
  Total                                        193,920        327,796
Less:  Unearned finance charges                      0           (333)
       Allowance for uncollectible
        accounts                              (185,170)      (280,000)
Total                                        $   8,750      $  47,463

NOTE 5 - LEASES

Company as Lessee - The Company is committed under operating leases involving office facilities and various equipment.

The Company had capitalized a lease for computer hardware and software systems that was fully paid off in September 1994.

Rent expense under operating leases was:  1995 - $103,437; 1994 - $99,927.

NOTE 6 - PROPERTY

Property at December 31 is summarized as follows:

                                              1995          1994

Land held for future development             $ 124,303      $ 124,303
Furniture and equipment                        369,069        641,281
  Subtotal                                     493,372        765,584
Less accumulated depreciation                 (300,578)      (624,530)
Property - net                               $ 192,794      $ 141,054

Depreciation and amortization expense for the years ended December 31, 1995 and 1994 was $29,446 and $67,698, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is contingently liable for insurance ceded to reinsurers in the event that reinsurance companies are unable to meet their obligations.
(See Note 2)

The Company has outstanding lawsuits and other claims arising in the ordinary course of business, which, in management's opinion, will not result in any material impact on the financial condition of the Company.

NOTE 8 - CAPITAL STOCK

The classes of stock outstanding at December 31, 1995 and 1994 are as follows:

Voting Common Shares, no par value - The Company is authorized to issue 14,000,000 shares of this class of stock and, except as otherwise determined by the Board of Directors, it is the only class of stock entitled to vote for the directors of the Company.

Voting privileges attaching to the Voting Common Shares are subject to any rights that may be conferred by the Board of Directors on holders of the Preferred Stock of the Company should such class of stock be issued in the future. Voting Common Shares do not have preemptive or cumulative voting rights.

Preferred Stock, $100 par value - The Company has 1,500,000 authorized shares of $100 par value Preferred Stock, none of which has been issued.

NOTE 9 - INCOME TAXES

Reported income tax expense for the two years ended December 31, 1995 differs from the amount computed by applying the normal federal and state income tax rates to consolidated income before taxes for the following reasons:

                                        1995              1994

   Normal tax benefit                   $ (606,626)       $ (163,793)

  Differences result from:
     Operating losses not given
       tax benefit                         601,626           151,168
   Other                                     5,000            12,625

  Reported tax expense                  $    -0-          $    -0-

Deferred income taxes primarily consist of future tax benefits (liabilities) attributable to:

     Assets (Liabilities)                    1995                1994

     Unamortized deferred acquisition costs  $ (136,425)         $ (329,702)
     Policy benefit reserves                    (87,730)            323,463
     Unearned premiums                           (9,352)             21,432
     Capital loss carryforward                      -0-              79,806
     Net operating loss carryforward            880,796             240,720
     Tax credits                                 13,708              35,149

     Total                                      660,997             370,868

     Less valuation allowance                  (660,997)           (370,868)
     Net deferred tax asset                  $   -0-             $   -0-

Because of uncertainties facing the Company at January 1, 1994 as described in
Note 14, management was unable to conclude that the net deferred tax asset was more likely than not to be utilized and consequently recorded a full valuation allowance at that time. At December 31, 1995 this uncertainty in regards to the Company still exists and accordingly the full valuation allowance has been maintained.

At December 31, 1995, the Company has for tax purposes, approximately $2,905,000 of net operating loss carryforward, expiring between 2007 and 2010. Additionally, the Company has alternative minimum tax credits of $35,149 available to offset future income taxes subject to certain limitations.

NOTE 10 - RELATED PARTY BALANCES AND TRANSACTIONS

RPM Investments Partnership ("RPM") acted as managing general agent for sales of the participating, whole-life insurance product underwritten by the Company's insurance subsidiary from June 1984 to July 1988. RPM was owned and managed by senior officers of the Company and employed several directors of the Company as consultants. In 1989, the Company required that all such officers and directors either resign from the Company or from RPM. At the same time, the Board of Directors set a policy that neither directors nor officers could receive commissions from the sale of company products. In February
1995, an agreement was reached whereby NAIL is no longer required to pay any further commissions to RPM.

NOTE 11 - SEGMENT INFORMATION

The Company's operations consist primarily of the sales of insurance products. The following table indicates the Company's revenues, income (loss) from operations and assets for each segment for the years ended
December 31, 1995 and 1994.

                                    General      Adjustments
                                   Corporate        and
                      Insurance    and Other     Eliminations   Consolidated
Year ended December 31, 1995:
Revenues from unaffiliated
  customers           $ 1,273,257  $    3,050                   $ 1,276,307
Intersegment revenues                 241,319     $  (241,319)

Total revenue         $ 1,273,257  $  244,369     $  (241,319)  $ 1,276,307

Net (loss) income     $(1,545,203) $  (10,248)                  $(1,555,451)
Assets                $ 9,391,125  $5,629,163     $(5,384,462)  $ 9,635,826
Deprec and amort      $    21,473  $    7,973                   $    29,446
Capital expenditures  $    81,186                               $    81,186

Year ended December 31, 1994:
Revenues from unaffiliated
  customers           $ 4,165,851  $  861,086                   $ 5,026,937
Intersegment revenues                 274,683     $  (274,683)

Total revenue         $ 4,165,851  $1,135,769     $  (274,683)  $ 5,026,937

Operating loss        $  (951,639) $ (262,942)                  $(1,214,581)
Equity in net income of TNT                                         794,598
Net loss                                                        $  (419,983)

Assets                $ 8,451,985  $5,659,471     $(5,383,253)  $ 8,728,203
Deprec and amort      $    52,605  $   15,093                   $    67,698
Capital expenditures  $     4,838                               $     4,838

Intersegment revenue is recorded at estimated fair market value and income from intersegment transactions is included in operating income (loss).

NOTE 12 - CELLULAR TELEPHONE

One of the Company's wholly-owned subsidiaries owns a 35% interest in and is general partner of Travel Network Telephone, ("TNT"), a limited partnership organized to apply for non-wireline licenses in various cellular telephone markets. The partnership interest was obtained without cost to the Company in exchange for its efforts in organizing, promoting, and managing the partnership's efforts.

In March 1990, TNT sold an 80% ownership interest in its Monroe, Louisiana market for $6,000,000. The entire amount of sales proceeds was income to TNT as no cost was being carried for this market. TNT retained approximately $500,000 to meet its future obligations for construction and initial operating expenses and distributed the remainder to its partners. TNT met a capital call in November 1992 of $60,200 and none in 1993. In November 1994, TNT sold the 20% ownership interest in Monroe Cellular for $2,366,100.
In December 1994, TNT retained approximately $5,000 to meet closing costs and distributed the remainder to its partners and began proceedings to dissolve the partnership. The partnership was dissolved in September 1995.

Summarized financial information for TNT is as follows:

                                   1995                1994

Total assets                       $       0           $  90,408

Current liabilities                $       0           $  86,803
Partners' equity                           0               3,605
Total liabilities and equity       $       0           $  90,408

Revenues                           $     507          $2,371,562
Expenses                                 579             103,245
Net income (loss)                  $     (72)         $2,268,317

NOTE 13 - DEFERRED POLICY ACQUISITION COSTS


On an annual basis, the Company estimates its future experience on the policies in force, projects future premiums, expenses and benefit payments, and compares the present values of these with the unamortized deferred policy acquisition costs (DAC). If future profits are not sufficient to amortize the recorded deferred acquisition costs, additional amortization is taken. The total amortization of DAC for 1995 and 1994 was $797,752 and $263,799, respectively.

NOTE 14 - GOING CONCERN


The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The net equity and working capital of the Company have been adversely affected by significant losses from the insurance operations over the last five years. The Company's ability to maintain the minimum capital requirements of the various insurance regulators may also be adversely impacted by the continuing operating losses.

The Company and The Southern Group, a Maryland Financial Holding Company, signed a definitive stock purchase agreement in January 1996. In this agreement, The Southern Group agreed to purchase 10,153,506 shares of authorized but unissued common stock and 181,539 shares of treasury stock of National Affiliated Corporation for $6.8 million. This stock purchase would give The Southern Group control of approximately 75% of the Company's stock. In February 1996, The Southern Group made an initial purchase of 300,000 shares for $400,000. The balance of the purchase will be completed upon obtaining regulatory approval from the Louisiana Insurance Department. Once the stock purchase is completed, the additional capital will remedy the potential problem posed by the minimum capital and surplus requirements of certain states where NAIL is licensed and currently issuing insurance. The additional capital will also provide working capital and allow NAIL to increase its premium volume either through increased sales or the acquisition of blocks of life insurance. Any failure of the Company to complete the stock purchase transaction with The Southern Group would have a material negative impact on the Company's operations, and would likely result in regulatory action by the Louisiana Insurance Commissioner to take over supervision of NAIL, the loss of NAIL's licenses in most or all jurisdictions in which it presently operates, and would possibly require the Company to seek protection under United States bankruptcy laws.

NOTE 15 - STOCK OPTION PLAN

In January 1995, the Board of Directors of NAC adopted the National Affiliated Corporation Stock Option Plan, which provides for grants of incentive and nonqualified stock options to directors, officers and employees of the Company. The Stock Option Plan covers 385,466 shares of Common Stock. Any shares subject to unexercised and terminated portions of stock options may be reissued under new stock option grants.

The Stock Option Plan is administered by a committee of disinterested directors, (the "Stock Option Committee"), which has the authority to determine who will receive stock options, the number of shares of Common Stock subject to such stock options, and the terms of such stock options, including the exercise price of stock options and any vesting periods.

In accordance with the Stock Option Plan, the exercise price of stock options issued in January 1995 was set at $.50 per share, which the Board of Directors believes appropriates a fair market value of the Common Stock on the date of grant. The options expire in January 2005. The Stock Option Plan permits the exercise of stock options by delivery of shares of Common Stock owned by the optionee in lieu of or in addition to cash or by financing made available by the Company.

Granted options generally vest over a two or three year period, with 25% or 50% (depending on years of service) vested immediately upon the later of the first anniversary of employment or the date of grant and an additional 25% vesting upon each anniversary. Non-vested portions will vest automatically if there is a sale of NAIL, a change of control of NAC, or the employee dies, retires due to disability or is terminated by the Company without cause.

In addition, the Company granted a one time stock option for 50,000 shares to a professional financial public relations firm who assisted the Company in its recapitalization efforts. This option may be exercised over a two year period from May 1, 1995 at a cost of $.50 per share.

  Stock Options                     Number of Shares       Option Price

  Granted                           435,466                $.50
  Lapsed or cancelled                33,097                 .50
  Exercised                             -0-                 -0-
  Outstanding at December 31, 1995  402,369                 .50
  Exercisable at December 31, 1995  198,980                 .50