Form 10QSB
period 1996-03-31
NATIONAL AFFILIATED CORP
filed 1996-05-15
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended               March 31, 1996  .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had      3,579,489      Voting Common Shares
outstanding on March 31, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Financial Statements are attached beginning at page 4   .

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations is attached
          beginning at page    8   .

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          On May 10, 1996, the Board of Directors authorized the sale of 5,000 shares of $100 par value Class A Preferred Stock to The Southern Group. (See Part I,
          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.) The Amendment to the Stock Purchase Agreement (including the Designation of Rights) is attached as an Exhibit in
          Item 6.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit Index

                               Description of        Sequential
                                                     Numberings
          Exhibit Table Number       Exhibit
                                                      Location


               11               Statement of           Page 13
                              Computation of
                                   Per Share
                                   Earnings
               99        Amendment to Stock            Page 14
                         Purchase Agreement

          (b)  Reports on Form 8-K
                              None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL AFFILIATED CORPORATION
                              (Registrant)




Date      May 15, 1996             By:               Jerry L. Johnston
                                   Jerry L. Johnston
                                   Vice President and Chief
                                   Financial Officer

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                                  1996        1995
ASSETS:
Cash                                             ($52,467)   $306,686
Invested assets:
   Fixed maturities available-for-sale at mark  2,366,850   3,555,962
   Equity securities at market ($32,144 cost)       1,250       1,250
   Other long-term investments at equity          141,229     144,673
   Other long-term investments at market                0      29,000
   Certificates of deposit and time deposits      122,534     239,851
   Restricted assets at market                  1,039,400   1,040,162
Accrued investment income                          50,870      63,360
Finance notes receivable - net                     21,281       8,750
Policy loans                                       93,502      83,571
Reinsurance receivable                          2,652,204   2,759,921
Other amounts receivable:
   Premiums due and uncollected                    26,070      21,028
   Agents' balances (net of allowance for uncollectible
     account of $131,500 in 1996 and  1995)       132,888     150,009
   Other                                          107,735     398,957
Property - net                                    186,211     192,794
Deferred policy acquisition costs                 264,048     421,962
Other assets                                      233,052     217,890
TOTAL                                          $7,386,658  $9,635,826

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                        $3,316,095  $3,429,414
Policy claims                                     585,322     781,256
Unearned premiums                                  24,162      23,980
Dividends left on deposit                         360,389     389,955
Advance premium deposits                          174,678     174,678
Other policyholders' funds                         21,950      17,152
Accounts payable and accruals                     530,994   2,088,754
   Total liabilities                            5,013,590   6,905,189
Commitments and contingent liabilities
Stockholders' equity:
   Voting common shares, no par; 14,000,000 shares
     authorized; 3,579,489 shares outstanding   5,923,901   5,846,901
   Additional paid-in capital                     154,500     154,500
   Net unrealized investment gains (losses)         4,833     171,973
   Accumulated deficit                         (3,710,167) (2,710,237)
        Subtotal                                2,373,067   3,463,137
   Less treasury stock - at cost                        0     732,500
   Total stockholders' equity                   2,373,067   2,730,637
TOTAL                                          $7,386,657  $9,635,826

See notes to consolidated financial statements.
NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996        1995
REVENUES:
Insurance premiums                               $533,919    $716,599
Net investment income                             135,608      97,515
Finance company interest and fees                       0         822
Other income                                       13,173      22,279
   Total revenues                                 682,700     837,215

EXPENSES:
Decrease in policy benefit reserves               (22,046)    (34,212)
Claims and other benefits                         333,562     398,091
Policyholder dividends                              2,211       3,117
Commission expense                                 85,326     270,171
Depreciation and amortization                       6,563       4,607
Interest expense                                    9,539      10,246
Salaries, wages and taxes                         185,277     198,271
Other operating expense                           309,784     292,980
Amortization of deferred acquisition costs        157,914      82,744
   Total expenses                               1,068,130   1,226,015

LOSS BEFORE INCOME TAXES                         (385,430)   (388,800)

PROVISION FOR INCOME TAXES                              0           0

NET LOSS                                        ($385,430)  ($388,800)

LOSS PER COMMON SHARE                              ($0.11)     ($0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,579,489   3,279,489


See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                  1996        1995
Cash flows from operating activities:
Net loss                                        ($385,430)  ($388,800)
Non-cash and non-operating items:
   Gain on sale of invested assets                (77,501)       (102)
   Depreciation and amortization                    6,583       4,607
Change in assets and liabilities:
   Deferred policy acquisition costs              157,914      82,744
   Policy benefit reserves and unearned premiu   (113,137)      1,632
   Policy claims                                 (195,934)    (31,623)
   Equity write-down of other long-term invest      3,444           0
   Accounts payable and accruals               (1,557,760)    (57,935)
   Due from reinsurance companies                 107,717           0
   Other                                          275,775      (7,801)
Net cash used in operating activities          (1,778,329)   (397,278)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale        (872,640)    (97,266)
   Property                                             0      (3,455)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale       1,972,875     334,122
      Other long-term investments                  29,000           0
      Certificates of deposit and time deposit    117,317      64,219
   Finance notes receivable                             0      24,609
Policy loans                                       (9,931)    (11,196)
Agent's balances - net                             17,121     (33,706)
Net cash provided from investing activities     1,253,742     277,327

Cash flows from financing activities:
Withdrawals of dividends and advance premiums     (29,566)    (55,661)
Sale of additional common stock                   195,000           0
Net cash provided from (used in) financing act    165,434     (55,661)
Net decrease in cash                             (359,153)   (175,612)
Cash at beginning of year                         306,686     361,430
Cash at end of period                            ($52,467)   $185,818

Supplemental cash flows disclosures:
Interest paid                                      $1,482      $3,379
Income taxes paid                                      $0          $0

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the three month period ended March
31,1996 are not necessarily indicative of the results to be expected for the entire year of 1996.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The Company issues life and accident and health insurance policies to customers in targeted niche markets in exurban and rural areas. The Company's principal life insurance products include universal life, interest sensitive whole life, adjustable premium whole life and term insurance policies which target middle income ($25,000-$75,000) families, senior citizens and government employees. The Company's principal accident and health insurance policies include an association and group hospital and surgical policy and a supplemental alternative benefit option policy, which target middle income consumers who do not participate in other full coverage major medical policies, as well as participants in group plans who desire supplemental coverages.

The Company's history of operating losses has been attributable in large part to the failure of NAIL to develop viable insurance products or a stable field force of agents during the years following the organization of NAIL in 1984. Following a management change in 1991, NAIL has been engaged in efforts to build a portfolio of accident and health and life insurance products and to expand its field force of agents. Management's efforts in this regard have been hampered by disruptive actions by prior management during 1992, by NAIL's limited capacity to incur the costs associated with building insurance sales, and by the Company's limited management resources. The Company has continued to incur losses in 1994, 1995 and the first quarter of 1996 primarily as a result of the low base of premium revenues of the Company in relation to its operating costs. The Company also experienced unexpected underwriting losses on NAIL's short-term major medical policies and an acquired block of group hospitalization and surgical insurance policies.

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

On May 14, 1996, The Southern Group purchased 5,000 shares of National Affiliated Corporation Class A Preferred Stock with a par value of $100.00. This preferred stock will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares. The $500,000 received by the Company was immediately contributed to National Affiliated Investors Life.

As of January 1, 1995 the Company established NAMC as its marketing subsidiary and after recapitalization will transfer agent relationship and management responsibilities from NAIL to NAMC. This action is expected to reduce the business acquisition costs incurred by NAIL and to facilitate the Company's entry into marketing relationships with other insurers, which will allow the Company to efficiently offer its agents additional products and to realize additional commission income on sales of third party products. Effective March 31, 1995, NAMC commenced a marketing arrangement with Continental General Life Insurance Company which provides the Company s agents with short-term major medical and other health policies issued by Continental which will replace sales of the Company s short-term policies.

Results of Operations

1996 Compared to 1995

The Company had a net loss for the first quarter of 1996 of $385,430 compared to a loss of $388,800 for the three months ended March 31, 1995. The loss per common share was $.11 for 1996 and $.12 for 1995. Total revenues decreased to $682,700 in 1996 from $837,215 in 1995. Premium revenues decreased to $533,919 in 1996 from $716,599 in 1995.


                                   Three months ended March 31,

                                             1996            1995

               Life premium                $259,762       $305,250
               Life reinsurance premiums   (151,490)       (10,394)
               Accident & health premiums   497,062        467,539
               A & H reinsurance premiums   (71,415)       (45,796)

               Total premium revenues      $533,919       $716,599

The decline in life premiums is attributable to continuing lapses of FLA-100 policies. The FLA-100 participating life policies
were the primary policies sold from 1984 to 1988.   The Company
ceased paying projected dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action caused the lapse rate of these policies to increase substantially. Of the 762 premium paying FLA-100 policies in force at December 31, 1995, 70 lapsed in the first three months of 1996 for a lapse rate of 9.2%, compared to a lapse rate of 8.4% for the first three months of 1995. The Company expects the FLA-100 policies to continue to lapse at a similar rate in future years. Sales of other life products did not increase as planned during 1995 as the Company focused more on its recapitalization plan. When the Company did not continue to stress recruiting in 1995, the sale of new life business decreased. With the proposed sale of the Company stock to The Southern Group, the Company plans to start an aggressive recruiting program in the second quarter of 1996 and should increase the life premium during the last half of 1996.

Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This resulted in a reserve transfer to MSLIC in the amount of $1,866,475. MSLIC paid the Company a ceding commission in the amount of $373,295 for a net decrease to premium revenues of $1,493,180. MSLIC is a wholly owned subsidiary of The Southern Group.

In November 1995, the Company became the insurer on two association groups in New Mexico. The groups, which were self-insured trusts, were told by the New Mexico Insurance Department that they must be insured by a licensed insurer and that they could not continue as self-insured. These two trusts, which are group major medical plans., are expected to provide over one million dollars of premium in 1996 for the Company.

Net investment income increased to $135,608 as of March 31, 1996 as compared to $97,515 at March 31, 1995. This is the result of gain on sales of invested assets disposed of in completing transfer of assets on MSLIC reinsurance.

The Company's claims and other benefits decreased to $333,562 for the first three months of 1996 from $398,091 for the first three months of 1995. The composition of benefits and claims and policyholder dividends for the three months ending March 31 are as follows:

                             Three months ended March 31,
                               1996             1995
          Life benefits     $    29,137       $  113,130
          Policyholder
             dividends            2,211            3,117
          A & H benefits        304,425          284,961

          Total benefits    $   335,773       $  401,208

Commission expense decreased to $85,326 for the first three months of 1996 from $270,171 for the first three months of 1995, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                              Three months ended March 31,
                                1996             1995
          Life commissions    $ 55,817        $ 115,574
          Accident & health
                commissions     29,509          154,597

          Total               $ 85,326        $ 270,171

Other operating expenses increased to $309,784 for the first three months in 1996 from $292,980 for the first three months in 1995.

Deferred policy acquisition costs increased to $157,914 for the first three months of 1996 as compared to $82,744 for the first three months of 1995. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs, but the increase in new business has resulted in the decrease being less than in previous years. The decrease in deferred acquisition costs is allocated between life and health as follows:

                               Three months ended March 31,
                                 1996             1995
          Life                 $ 103,607         $55,375
          Accident and health     54,307          27,369

          Total                $ 157,914         $82,744

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

Statutory losses by NAIL have had a substantial negative impact on the amount of its surplus. Due to the decline of surplus and continued operating losses, NAIL has been notified that its license was suspended in the states of Alabama, Tennessee and Wyoming. The Company has been working on a plan to recapitalize the Company to alleviate this surplus problem and to give the Company funds for expansion. In November 1995, the Company entered a letter of intent with The Southern Group for the purchase of authorized but unissued stock of the Company. In January 1996, a definitive stock purchase agreement was signed whereby The Southern Group will purchase 10,153,506 shares of authorized but unissued common stock and 181,539 shares of treasury stock for certain specified assets, including cash and securities, having an audited value at December 31, 1995 of approximately $6.8 million. This transaction is currently pending regulatory approval. This transaction is expected to be approved and completed in the second quarter of 1996.

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

On February 26, 1996, The Southern Group made an initial purchase of 300,000 shares of NAC stock for cash and government securities having a value of approximately $400,000. The Company Board of Directors then approved a surplus contribution to NAIL of $400,000 to increase its surplus.

On May 14, 1996, The Southern Group purchased 5,000 shares of National Affiliated Corporation Class A Preferred Stock with a par value of $100.00. This preferred stock will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares. The $500,000 received by the Company was immediately contributed to National Affiliated Investors Life. The statutory capital and surplus for National Affiliated Investors Life at March 31, 1996 totaled $1,761,884. Based on March 31, 1996 capital and surplus, the $500,000 surplus contribution would bring the total capital and surplus of NAIL to $2,261,884.

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

                                                   EXHIBIT 11

             NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

The weighted average number of shares outstanding for the three months ended March 31, 1996 was computed as follows:

     Shares outstanding, beginning of period           3,279,489

     Shares issued, first quarter, 1996                  118,461
     Treasury shares reissued, first quarter, 1996       181,539

     Shares outstanding, end of period                 3,579,489

SECOND AMENDMENT TO STOCK PURCHASE AGREEMENT

     This Second Amendment ("Amendment") is to that certain Stock Purchase Agreement ("Agreement") dated January 15, 1996, and as amended as of February 26, 1996, by and between National Affiliated Corporation, a Louisiana corporation and registered insurance holding corporation ("Seller" or "NAC"), and The Southern Group, Inc. a Maryland corporation ("Buyer").

     WHEREAS, the parties entered into that certain Letter Agreement, of even date with the Agreement ("Letter Agreement") regarding interim transactions, whereby Buyer agreed to purchase 9.9% of the issued and outstanding capital shares of NAC at a purchase price not to exceed $350,000, if on or before March 31, 1996, the Louisiana Department of Insurance and the Maryland Department of Insurance approved the consummation of the Coinsurance Agreement ("Coinsurance Agreement") between National Affiliated Life
Insurance Company ("NAIL") and Maryland Southern, among other conditions; and

     WHEREAS, the conditions regarding the Coinsurance Agreement set forth in the Letter Agreement have been met; and

     WHEREAS, the parties entered into that certain Amendment to Stock Purchase Agreement dated as February 26, 1996 whereby Buyer acquired approximately 9% of the issued and outstanding capital shares of NAC, or 300,000 shares of NAC Common Stock (181,539 shares issued and held by the Seller as treasury stock, and 118,461 shares of authorized but unissued shares), for $400,000, which preliminary transaction was treated as part of the acquisition of the NAC Shares contemplated in the Agreement;

     WHEREAS, the approval of the Louisiana Department of Insurance and the Maryland Department of Insurance of the acquisition of the NAC Shares has not been obtained by the parties;

     WHEREAS, the parties desire to enter into this Second Amendment to evidence the acquisition of 5,000 shares of NAC non-voting preferred stock, having a par value and liquidation preference of $100 per share ("NAC Preferred Stock") by the Buyer in exchange for the assets listed on Exhibit "A" ("Southern Group Assets");

     WHEREAS, the parties desire for the acquisition of the NAC Preferred Stock and the acquisition of the NAC Shares as described in the Amendment and the Agreement to constitute on series of acquisitions all part of a common plan of transfer of assets from Buyer to NAC in a transaction that will qualify as a non-taxable corporate reorganization under section 368 of the Internal Revenue Code of 1986, as amended as soon as the parties have received the approval of the Louisiana Department of Insurance and the Maryland Department of Insurance of the transaction;

     WHEREAS, the parties wish to amend the Agreement to provide for this preliminary acquisition of the NAC Preferred Shares and transfer of the Southern Group Assets;

     NOW THEREFORE, the parties hereby agree to modify the terms of the Agreement as follows:

1. Concurrently with the execution of this Amendment and prior to the Closing, a preliminary Closing ("Preliminary Preferred Closing") shall take place, whereby Seller shall grant, convey, assign, transfer, and deliver to Buyer, and Buyer shall purchase and acquire from Seller 5,000 shares of NAC Preferred Stock (the "Preliminary NAC Preferred Shares"), which Preliminary NAC Preferred Shares shall represent 100% of NAC Preferred Stock. Accordingly, the Closing of Buyer's purchase of the NAC Preferred Shares from Seller, as such event is described in Section 3 of the Agreement, shall be modified to be comprised of three separate transactions, (i) the Preliminary Closing, (iii) the Preliminary Preferred Closing, and (iii) the Closing, as described in the Agreement prior to the execution of this Amendment.

2. At the Preliminary Closing, Seller shall deliver to Buyer certificates representing the Preliminary NAC Preferred Shares, free and clear of all liens and encumbrances, and Buyer shall deliver to Seller the Southern Group Assets.

3. At the Closing, the NAC Preferred Shares shall be converted into shares of 769,231 shares of NAC Common Stock ($500,000 divided by $0.65 per share of NAC Common Stock) in accordance with the conversion rights set out in the Preferred Stock Designation attached hereto as Exhibit "B".

4. Sections 3.2 and 3.3 of the Agreement shall be modified to reflect the transfers made at the Preliminary Preferred Closing, such that the NAC Shares delivered by Seller to Buyer at Closing pursuant to 3.2(a) shall be offset by
(i) the Preliminary NAC Shares and (ii) the NAC Common Stock into which the Preliminary NAC Preferred Shares were converted and the Purchase Price delivered by Buyer to Seller at Closing pursuant to 3.3(a) shall be reduced by (x) $400,000 with respect to the Preliminary Closing and (y) an additional
$500,000 with respect to the Preliminary Preferred Closing.

5. If for any reason, the Closing does not take place before August 15, 1996, the parties agree to provide, each to the other, within 15 days of either party's written request, the consents, certificates, registration rights agreement, and other documents required to be delivered by the parties to the other by the terms of the Agreement, which documents shall reflect only the transfer of the Preliminary NAC Shares and the Preliminary NAC Preferred
Shares to Buyer.

6. Except as expressly amended hereby, the Agreement, specifically including Sections 3.1, 3.2, and 3.3, and all obligations, duties, rights and powers created thereby or thereunder are in all respects ratified and confirmed and remain in full force and effect. Where any section, subsection or clause of the Agreement is modified or deleted by this Amendment, any unaltered provision of such section, subsection or clause of the Agreement shall remain in full force and effect. However, where any provision of this Amendment conflicts or is inconsistent with the Agreement, the provision of this Amendment shall control.

7. Terms used herein, which are not otherwise defined or modified herein, but which are defined in the Agreement, shall have the meanings therein ascribed to them.

8. This Amendment (a) shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; (b) may be modified or amended only in writing signed by each party hereto; (c) may be executed by facsimile signatures and in several counterparts, and by the parties hereto on separate counterparts, and each counterpart, when so executed and delivered, shall constitute an original agreement, and all such separate counterparts shall constitute one and the same agreement; and
(d) embodies the entire Amendment and understanding between the parties with respect to the subject matter hereof and supersedes all prior agreements relating to such subject matter.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement on this the 13th day of May, 1996.

SELLER:

NATIONAL AFFILIATED CORPORATION

By:______________________________
Name:___________________________
Its:______________________________

SUBSIDIARIES:

NATIONAL AFFILIATED INVESTORS LIFE INSURANCE COMPANY

By:______________________________
Name:___________________________
Its:______________________________

NATIONAL AFFILIATED MARKETING COMPANY

By:______________________________
Name:___________________________
Its:______________________________

NATIONAL AFFILIATED FINANCE COMPANY

By:______________________________
Name:___________________________
Its:______________________________

PRACTICAL LEASING UNLIMITED SYSTEMS

By:______________________________
Name:___________________________
Its:______________________________

BUYER:

THE SOUTHERN GROUP, INC.

By:______________________________
Name:___________________________
Its:______________________________

EXHIBIT "A"
SECOND AMENDMENT TO STOCK PURCHASE AGREEMENT

National Affiliated Corporation, as Seller and
 The Southern Group, Inc., as Buyer

SOUTHERN GROUP ASSETS


CUSIP : DESCRIPTION : PAR : MARKET 4/30/96 : ACCRUED INTEREST

Bonds
74046R-BB-6 :  Premier Auto Trust 4.22% 3/99 : $34,527.54 : $34,006.17 : $0.00

927804-CE-2:Virginia Electric & Power Co 7.65% 7/07: $40,000: $41,284: $1,147.50

362173-N6-9 : GNMA 8% 5/17 PL#211113 : $63,031.58 : $63,792.37 : $0.00

36205Q-QL-6 : GNMA 7.5% 6/94 PL#397459 : $95,229.98 : $94,151.02 :  $0.00

362197-UK-9 : GNMA 9% 9/19 PL#269786 : $16,951.17 : $17,738.04 :  $0.00

Common Stock
371834-20-1 : Genesis Capital Corporation : 500,000 shares @ .50 : $250,000.00


                         Totals                   $502,119.10

EXHIBIT "B"
SECOND AMENDMENT TO STOCK PURCHASE AGREEMENT

National Affiliated Corporation, as Seller and
 The Southern Group, Inc., as Buyer

DESIGNATION OF RIGHTS OF CLASS A PREFERRED STOCK

NATIONAL AFFILIATED CORPORATION

DESIGNATION OF RIGHTS

CLASS A PREFERRED STOCK -- SERIES ONE


     (1) Number of Shares, Class, and Par Value. This designation of rights creates Class A Preferred Stock -- Series One, consisting of FIVE THOUSAND (5,000) shares having a $100.00 par value per share and an aggregate value of FIVE HUNDRED THOUSAND DOLLARS ($500,000).

     (2)  Dividends

          (a) The holders of the Class A Preferred Stock -- Series One shall not be entitled to dividends.

 (b) The holders of Class A Preferred Stock -- Series One shall be entitled to receive, when and as declared by the Board of Directors of the Corporation, out of the assets of the Corporation legally available therefor, dividends equal to the amount of dividends that would be payable on the shares of Common stock, into which the shares of Class A Preferred Stock -- Series One are convertible at the date of declaration of any dividends on the Common Stock, payable on the respective dividend payment dates set forth above.

 (c) For so long as any shares of Class A Preferred Stock -- Series One are outstanding, the Corporation shall not declare or pay any dividend on, nor shall the Corporation make any distribution of assets to any holder of Common Stock or other capital stock of the Corporation also ranking junior to the Class A Preferred Stock -- Series One as to dividends unless all dividends on the Class A Preferred Stock -- Series One for all previous periods shall have been paid.

(3) Liquidation. In the event of the voluntary liquidation, dissolution or winding up of the Corporation, the holders of Class A Preferred Stock --
Series One shall be entitled to receive, prior to any payment or distribution of the assets of the Corporation to the holders of any class of stock of the Corporation, the sum of ONE HUNDRED DOLLARS ($100.00) per share of Class A Preferred Stock -- Series One held by such holders plus an amount equal to all dividends accrued and unpaid thereon to and including the date payment was made available to the holders of the Class A Preferred Stock -- Series
One and holders of the Class A Preferred Stock -- Series One shall not be entitled to any other amount upon liquidation, dissolution or winding up of the Corporation. If, upon any such liquidation, dissolution or winding up of the Corporation, net assets are insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class A Preferred Stock -- Series One are entitled, the entire remaining net assets of the Corporation must be distributed among the holders of the Class A Preferred Stock -- Series One in amounts proportionate to the full amounts to which they are respectively so entitled.

(4) Redemption. On January 1, 1997, the Redemption Commencement Date, and from time to time thereafter, the Corporation shall have the unilateral right to redeem all or any number of shares of Class A Preferred Stock -- Series One in accordance with the provisions of this section (4). The Corporation shall pay to each holder of shares of Class A Preferred Stock -- Series One the sum of ONE HUNDRED DOLLARS ($100.00) per share; plus an amount equal to any accrued and unpaid dividends thereon (accrued through the Redemption Date described below) payable in kind, with such aggregate sum referred to as the Redemption Price.

Any shares of the Class A Preferred Stock -- Series One redeemed pursuant to this section or otherwise acquired by the Corporation in any manner whatsoever shall be permanently retired immediately on the acquisition thereof, and shall not under any circumstances be reissued. The Corporation shall from time to time take such appropriate action as may be necessary to reduce the authorized number of shares of Class A Preferred Stock --Series One accordingly.

If fewer than all of the issued and outstanding shares of Class A Preferred Stock -- Series One are redeemed at any time, all shares of Class Preferred Stock to be redeemed shall be selected pro rata, and there shall be so redeemed from each registered holder in whole shares, as nearly as practicable to the nearest share, the proportion of all of the shares to be redeemed which the number of shares held of record by such holder bears to the total number of shares of Class A Preferred Stock -- Series One at the time outstanding.

Notice of redemption of Class A Preferred Stock -- Series One specifying the date (the "Redemption Date") and place of redemption and the number of shares and the certificate number thereof which are to be redeemed, shall be mailed to each holder of record of shares to be redeemed at its address as shown by the records of the Corporation not more than sixty (60) nor less than then ten (10) days prior to the date on which such redemption is to be made.

Notice of redemption having been so mailed and provision for payment of the Redemption Price for such shares on the specified Redemption Date having been made by the Corporation, then, unless default be made in the payment of the Redemption Price for such shares when and as due, (i) the shares of Class A Preferred Stock -- Series One designated for redemption in such notice shall not be entitled to any dividends accruing after the Redemption Date specified,
(ii) on such Redemption Date all rights of the respective holders of such shares, as shareholders of the Corporation by reason of the ownership of such shares, shall cease, except the right to receive the Redemption Price of such shares upon presentation and surrender of the respective certificates representing such shares, and (iii) such shares shall not after such Redemption Date be deemed to be outstanding. In case less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

Except as set forth in this Section (4), the Corporation shall not purchase or redeem shares of the Class A Preferred Stock -- Series One at the time outstanding unless all dividends on such stock for all past periods (accrued through the Redemption Date) shall have been paid or declared and a sum sufficient for the payment thereof set apart. If applicable law relating to the sources of funds for the payment of accrued and unpaid dividends on any shares of Class A Preferred Stock would prohibit the payment in full on a Redemption Date of the Redemption Price for any shares of Class A Preferred Stock -- Series One, (i) such Redemption Price shall be deemed reduced by the amount of accrued and unpaid dividends that the Corporation is prohibited by law from payment, (ii) such shares shall otherwise be redeemed in accordance with the requirements of this Section (4), and (iii) such unpayable accrued and unpaid dividends shall be added in equal amounts per share to the accrued and unpaid dividends on the shares of Class A Preferred Stock -- Series One remaining outstanding in the hands of such holder. In no event shall the Corporation purchase or redeem the last share of Class A Preferred Stock -- Series One held by any holder unless the Corporation shall have paid to such holder all accrued and unpaid dividends on all shares of Class A Preferred Stock -- Series One held by such holder at any time.

(5) Conversion. On the date of the closing of the acquisition of Common Stock by The Southern Group, Inc., a Maryland corporation, as provided in that certain Stock Purchase Agreement, dated as of January 15, 1996 and as amended as of February 26, 1996 and May 13, 1996 ("Stock Purchase Agreement") the shares of Class A Preferred Stock -- Series One shall be automatically converted without any further action, consent or approval into shares of Common Stock using a conversion price of $0.65 per share of common stock and an $100 per share of Class A Preferred Stock -- Series One. Accordingly, 5,000 shares of Class A Preferred Stock -- Series One shall be convertible into 769,231 shares of Common Stock.

(6) Voting. The holders of the Class A Preferred Stock -- Series One shall not be entitled to any voting rights on matters submitted to a vote of shareholders of the Corporation, so long as any shares of the Class A Preferred Stock -- Series One shall be outstanding, except those rights provided by the General Corporation Law of the State of Louisiana, and the following rights:

(a) The Corporation shall not, without the written consent of the holders of two-thirds of the aggregate number of shares of the Class A Preferred Stock -- Series One at the time outstanding;

     (i) alter or change the powers, preferences or rights given to the Class A Preferred Stock -- Series One so as to affect the Class A Preferred Stock -- Series One adversely; or

     (ii) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets upon liquidation of the Corporation, prior to or on parity with the Class A Preferred Stock -- Series One.

(b) The Corporation shall not, without the prior written consent of the holders of a majority of the aggregate number of shares of the Class A
Preferred Stock -- Series One at the time outstanding, increase the authorized amount of the Class A Preferred Stock -- Series One or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, prior to or on parity with the Class A Preferred Stock -- Series One.

(c) Each outstanding share of Preferred Stock shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders at which any director is to be elected by the preferred stockholders, or at which any provision of the Corporation's certificate of incorporation or any of the Corporation's bylaws is to be adopted, repealed, or amended or at which a merger, consolidation, reorganization, dissolution, liquidation, winding up or sale of all or substantially all of the corporation's assets is to be or is voted upon.

          (d) The holders of the Class A Preferred Stock -- Series One shall be entitled to elect one (1) director.