Form 10QSB
period 1996-06-30
NATIONAL AFFILIATED CORP
filed 1996-08-15
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-QSB
(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1996    .

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

       7228 England Drive, Suite 24, P.O. Box 12190, Alexandria, LA 71315

                 (Address of principal executive offices)

                              (318) 473-4355

             (Insurer's telephone number, including area code)

      1500 Lee Street, Suite A, P.O. Box 12190, Alexandria, LA  71315

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had      3,579,489      Voting Common Shares
outstanding on June 30, 1996.

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

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          On August 13, 1996, the Board of Directors authorized the sale of 19,277 shares of $100 par value Class A
          Preferred Stock to The Southern Group.  (See
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations.)

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

                              NATIONAL AFFILIATED CORPORATION
                              (Registrant)




Date      August 14, 1996               By:               Jerry L. Johnston
                                   Jerry L. Johnston
                                   Vice President and Chief Financial Officer

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995

                                                  1996        1995
ASSETS:
Cash                                              $99,972    $306,686
Invested assets:
   Fixed maturities available-for-sale at mark  1,848,118   3,555,962
   Equity securities at market ($32,144 cost)     251,250       1,250
   Other long-term investments at equity          136,785     144,673
   Other long-term investments at market                0      29,000
   Certificates of deposit and time deposits      145,908     239,851
   Restricted assets at market                  1,033,075   1,040,162
Accrued investment income                          51,257      63,360
Finance notes receivable - net                     18,751       8,750
Policy loans                                      103,206      83,571
Reinsurance receivable                          2,679,889   2,759,921
Other amounts receivable:
   Premiums due and uncollected                    14,670      21,028
   Agents' balances (net of allowance for unco
     account of $131,500 in 1996 and  1995)       129,122     150,009
   Other                                          199,570     398,957
Property - net                                    184,205     192,794
Deferred policy acquisition costs                 184,265     421,962
Other assets                                      229,024     217,890
TOTAL                                          $7,309,067  $9,635,826

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                         3,346,806  $3,429,414
Policy claims                                     587,770     781,256
Unearned premiums                                  21,037      23,980
Dividends left on deposit                         346,974     389,955
Advance premium deposits                          162,678     174,678
Other policyholders' funds                         19,106      17,152
Accounts payable and accruals                     413,883   2,088,754
   Total liabilities                            4,898,254   6,905,189
Commitments and contingent liabilities
Stockholders' equity:
   Non-voting convertible preferred stock, $100 par; 1,500,000
     shares authorized; 5,000 shares outstandi    500,000           0
   Voting common shares, no par; 14,000,000 sh
     authorized; 3,579,489 shares outstanding   5,923,901   5,846,901
   Additional paid-in capital                     154,500     154,500
   Net unrealized investment gains (losses)       (32,696)    171,973
   Accumulated deficit                         (4,134,892) (2,710,237)
        Subtotal                                2,410,813   3,463,137
   Less treasury stock - at cost                        0     732,500
   Total stockholders' equity                   2,410,813   2,730,637
TOTAL                                          $7,309,067  $9,635,826

See notes to consolidated financial statements.


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                       Three Months          Six Months
                                   1996      1995      1996      1995
REVENUES:
Insurance premiums               $469,636  $593,254 1,003,555 1,309,853
Net investment income             180,238   107,535   314,846   205,050
Finance company interest and fee        0       144         0       966
Other income                       18,662    17,749    31,835    40,028
   Total revenues                 668,536   718,682 1,350,236 1,555,897

EXPENSES:
Decrease in policy benefit reser  (18,283)   31,332   (40,329)   (2,880)
Claims and other benefits         361,961   159,948   695,523   558,039
Policyholder dividends              5,468     4,497     7,679     7,614
Commission expense                 69,443   211,533   154,769   481,704
Depreciation and amortization       8,327     4,150    14,890     8,757
Interest expense                   20,653    21,689    30,192    31,935
Salaries, wages and taxes         182,849   192,716   368,126   390,987
Other operating expense           382,058   312,720   691,842   605,700
Amortization of deferred acquisi   79,783    40,897   237,697   123,641
   Total expenses               1,092,259   979,482 2,160,390 2,205,497

LOSS BEFORE INCOME TAXES         (423,723) (260,800) (810,154) (649,600)

PROVISION FOR INCOME TAXES              0         0         0         0

NET LOSS                        ($423,723)($260,800)($810,154)($649,600)

LOSS PER COMMON SHARE              ($0.12)   ($0.08)   ($0.23)   ($0.20)
        (primary and fully diluted)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING         3,579,489 3,279,489 3,579,489 3,279,489

See notes to consolidated financial statements.


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                  1996        1995
Cash flows from operating activities:
Net loss                                        ($810,155)  ($649,600)
Non-cash and non-operating items:
   Gain on sale of invested assets               (191,408)    (14,358)
   Depreciation and amortization                   14,890       8,755
Change in assets and liabilities:
   Deferred policy acquisition costs              237,697     123,641
   Policy benefit reserves and unearned premiu    (85,551)     69,857
   Policy claims                                 (193,486)   (172,547)
   Equity write-down of other long-term invest      7,888       8,388
   Accounts payable and accruals               (1,674,871)   (106,820)
   Due from reinsurance companies                  80,032           0
   Other                                          208,667    (120,582)
Net cash used in operating activities          (2,406,297)   (853,266)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale      (1,269,585)   (554,943)
      Common stock                               (250,000)          0
   Finance notes receivable                       (10,000)
   Property                                        (6,301)     (3,454)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale       2,971,255     933,632
      Other long-term investments                  29,000           0
      Certificates of deposit and time deposit     93,943     373,271
   Finance notes receivable                             0      31,202
Policy loans                                      (19,635)    (13,494)
Agent's balances - net                             20,887     (49,736)
Net cash provided from investing activities     1,559,564     716,478

Cash flows from financing activities:
Withdrawals of dividends and advance premiums     (54,981)    (95,541)
Sale of preferred and common stock                695,000           0
Net cash provided from (used in) financing act    640,019     (95,541)
Net decrease in cash                             (206,714)   (232,329)
Cash at beginning of year                         306,686     361,430
Cash at end of period                             $99,972    $129,101

Supplemental cash flows disclosures:
Interest paid                                     $18,264     $23,202
Income taxes paid                                      $0          $0

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

NOTE 1 - REPRESENTATION BY MANAGEMENT

The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the six month period ended June
30,1996 are not necessarily indicative of the results to be expected for the entire year of 1996.

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

NOTE 3 - PREFERRED STOCK

In the second quarter of 1996, the Company sold 5,000 shares of Non-voting Convertible Preferred Stock with $100 par value to The
Southern Group.  (See Management's Discussion and Analysis of
Financial Condition and Results of Operations.)

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

The Company's history of operating losses has been attributable in large part to the failure of NAIL to develop viable insurance products or a stable field force of agents during the years following the organization of NAIL in 1984. Following a management change in 1991, NAIL has been engaged in efforts to build a portfolio of accident and health and life insurance products and to expand its field force of agents. Management's efforts in this regard have been hampered by disruptive actions by prior management during 1992, by NAIL's limited capacity to incur the costs associated with building insurance sales, and by the Company's limited management resources. The Company has continued to incur losses in 1994, 1995 and the first half of 1996 primarily as a result of the low base of premium revenues of the Company in relation to its operating costs. The Company also experienced unexpected underwriting losses on NAIL's short-term major medical policies and an acquired block of group hospitalization and surgical insurance policies.

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

On May 14, 1996, The Southern Group purchased 5,000 shares of National Affiliated Corporation Class A Preferred Stock with a par value of $100. This preferred stock will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares. The $500,000 received by the Company was immediately contributed to National Affiliated Investors Life.

On August 13, 1996, the Company approved the sale to The Southern Group of 19,277 shares of National Affiliated Corporation Class A Preferred Stock with a par value of $100.00. This preferred stock will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares. The Board of Directors voted to contribute $1,486,888 from this sale to NAIL. See Liquidity and Capital Resources.

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

Results of Operations

1996 Compared to 1995

The Company had a net loss for the first half of 1996 of $810,154 compared to a loss of $649,600 for the six months ended June 30, 1995. The loss per common share was $.23 for 1996 and $.20 for 1995. Total revenues decreased to $1,350,236 in 1996 from $1,555,897 in 1995. Premium revenues decreased to $1,003,555 in 1996 from $1,309,853 in 1995.

                                   Six months ended June 30,

                                      1996            1995

        Life premium             $   542,446         $ 577,679
        Life reinsurance premiums   (349,310)          (18,078)
        Accident & health premiums   912,790           809,466
        A & H reinsurance premiums  (102,371)          (59,214)

        Total premium revenues    $1,003,555        $1,309,853

The decline in life premiums is attributable to continuing lapses of FLA-100 policies. The FLA-100 participating life policies
were the primary policies sold from 1984 to 1988.   The Company
ceased paying projected dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action caused the lapse rate of these policies to increase substantially. Of the 762 premium paying FLA-100 policies in force at December 31, 1995, 123 lapsed in the first six months of 1996 for a lapse rate of 16.1%, compared to a lapse rate of 16.8% for the first six months of 1995. The Company expects the FLA-100 policies to continue to lapse at a similar rate in future years. Sales of other life products did not increase as planned during 1995 as the Company focused more on its recapitalization plan. When the Company did not continue to stress recruiting in 1995, the sale of new life business decreased. With the proposed sale of the Company stock to The Southern Group, the Company plans to start an aggressive recruiting program in the third quarter of 1996 and should increase the life premium during the last half of 1996.

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

Net investment income increased to $314,846 as of June 30, 1996 as compared to $205,050 at June 30, 1995. This is the result of gain on sales of invested assets disposed of in completing transfer of assets on MSLIC reinsurance.

The Company's claims and other benefits increased to $695,523 for the first six months of 1996 from $558,039 for the first six months of 1995. The composition of benefits and claims and policyholder dividends for the six months ending June 30 are as follows:

                                 Six months ended June 30,

                                   1996             1995

          Life benefits      $     23,770       $  237,819
          Policyholder
               dividends            7,679            7,614
          A & H benefits          671,753          320,220

          Total benefits      $   703,202       $  565,653

Commission expense decreased to $154,769 for the first six months of 1996 from $481,704 for the first six months of 1995, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                                 Six months ended June 30,

                                  1996               1995

     Life commissions           $ 76,118        $  200,194
     Accident & health
       commissions                78,651           281,510

     Total                      $154,769        $  481,704

Other operating expenses increased to $691,842 for the first six months in 1996 from $605,700 for the first six months in 1995.

Deferred policy acquisition costs increased to $237,697 for the first six months of 1996 as compared to $123,641 for the first six months of 1995. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs, but the increase in new business has resulted in the decrease being less than in previous years. The decrease in deferred acquisition costs is allocated between life and health as follows:

                                        Six months ended June 30,

                                          1996              1995

                    Life                $ 146,763      $   70,675
         Accident and health               90,934          52,966

         Total                          $ 237,697       $ 123,641

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

Statutory losses by NAIL have had a substantial negative impact on the amount of its surplus. Due to the decline of surplus and continued operating losses, NAIL has been notified that its license was suspended in the states of Alabama, Tennessee and Wyoming. The Company has been working on a plan to recapitalize the Company to alleviate this surplus problem and to give the Company funds for expansion. In November 1995, the Company entered a letter of intent with The Southern Group for the purchase of authorized but unissued stock of the Company. In January 1996, a definitive stock purchase agreement was signed whereby The Southern Group will purchase 10,153,506 shares of authorized but unissued common stock and 181,539 shares of treasury stock for certain specified assets, including cash and securities, having an audited value at December 31, 1995 of approximately $6.8 million. This transaction is currently pending regulatory approval. This transaction is expected to be approved and completed in the third quarter of 1996.

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

On May 14, 1996, The Southern Group purchased 5,000 shares of National Affiliated Corporation Class A Preferred Stock with a par value of $100. This preferred stock will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares. The $500,000 received by the Company was immediately contributed to National Affiliated Investors Life. The statutory capital and surplus for National Affiliated Investors Life at March 31, 1996 totaled $1,761,884. Based on March 31, 1996 capital and surplus, the $500,000 surplus contribution would bring the total capital and surplus of NAIL to $2,261,884.

On August 13, 1996, the Company approved the sale to The Southern Group of 19,277 shares of Class A Non-Voting Convertible
Preferred Stock with a par value of 100.   This preferred stock
will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase.
The converted shares will be a part of the 10,335,045 shares.
The Company will receive mortgage loans and collaterized loans totaling $1,927,700 as payment for the Preferred Stock. The
Board of Directors immediately voted to transfer the mortgage loans and one collateral loan which total $1,486,888 to NAIL as a surplus contribution. The statutory capital and surplus for National Affiliated Investors Life at June 30, 1996 totaled $1,907,198. Based on June 30, 1996 capital and surplus, the $1,486,888 surplus contribution would bring the total capital and surplus of NAIL to $3,394,086. The necessary legal documents to complete this transaction are being prepared and are to be completed in no more than ten business days.

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

                                                                 EXHIBIT 11

             NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

The weighted average number of shares outstanding for the six months ended June 30, 1996 was computed as follows:

     Shares outstanding, beginning of period           3,279,489

     Shares issued, first quarter, 1996                  118,461
     Treasury shares reissued, first quarter, 1996       181,539

     Shares issued, second quarter, 1996                     0

     Shares outstanding, end of period                 3,579,489

           THIRD AMENDMENT TO STOCK PURCHASE AGREEMENT

     This Third Amendment ("Amendment") is to that certain Stock Purchase Agreement ("Agreement") dated
January 15, 1996, and as amended as of February 26, 1996 and May 13, 1996, by and between National
Affiliated Corporation, a Louisiana corporation and registered insurance holding corporation ("Seller" or "NAC"), and The Southern Group, Inc. a Maryland corporation ("Buyer").

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

     WHEREAS, the approval of the Louisiana Department of Insurance and the Maryland Department of Insurance of the acquisition of the NAC Shares as contemplated by the Agreement has not been obtained by the parties;

     WHEREAS, the parties entered into that certain
Second Amendment to the Stock Purchase Agreement
("Second Amendment") to evidence the acquisition of 5,000 shares of NAC non-voting preferred stock, having a par value and liquidation preference of $100 per share ("NAC Preferred Stock") by the Buyer in exchange for the assets listed in such Second Amendment, which assets had a stated value of $500,000;

     WHEREAS, the parties desire to enter into this Third Amendment to evidence the acquisition of nineteen thousand two hundred seventy seven (19,277) additional shares of NAC non-voting preferred stock, having a par value and liquidation preference of $100 per share
("Additional NAC Preferred Stock") by the Buyer in exchange for the assets listed on Exhibit "A"
("Additional Southern Group Assets");

     WHEREAS, the parties desire for the acquisition of the NAC Preferred Stock, Additional NAC Preferred
Stock and the NAC Shares, as described in the Second
Amendment, the Third Amendment and the Agreement, to constitute a series of acquisitions all part of a common plan of transfer of assets from Buyer to NAC in a transaction that will qualify as a non-taxable corporate reorganization under section 368 of the Internal Revenue Code of 1986, as amended as soon as the parties have received the approval of the Louisiana
Department of Insurance and the Maryland Department of Insurance of the transaction;

     WHEREAS, the parties wish to amend the Agreement to provide for this preliminary acquisition of the Additional NAC Preferred Stock and transfer of the Southern Group Assets;

     NOW THEREFORE, the parties hereby agree to modify the terms of the Agreement as follows:

     1.   At a second preliminary Closing ("Second
Preliminary Preferred Closing") to be held within ten business days, Seller shall grant, convey, assign, transfer, and deliver to Buyer, and Buyer shall purchase and acquire from Seller the Additional NAC
Preferred Stock, which Additional NAC Preferred Stock, when added to the shares of NAC Preferred Stock acquired by Buyer according to the Second Amendment, shall represent 100% of the issued and outstanding preferred stock of NAC. Accordingly, the Closing of Buyer's purchase of the Additional NAC Preferred Shares from Seller, as such event is described in Section 3 of the Agreement, shall be modified to be comprised of four separate transactions, (i) the Preliminary
Closing, (ii) the Preliminary Preferred Closing, (iii) the Second Preliminary Preferred Closing and (iv) the
Closing, as described in the Agreement.

     2. At the Second Preliminary Closing, Seller shall deliver to Buyer certificates representing the Additional NAC Preferred Stock, free and clear of all liens and encumbrances, and Buyer shall grant, convey, assign, transfer and deliver to Seller and Seller shall purchase and acquire from Buyer the Southern Group
Assets free and clear of all liens and encumbrances.
The Southern Group Assets are represented by Buyer to satisfy all of the representations and warranties contained in the Agreement with respect to the Transferred Assets.

     3.   At the Closing, the NAC Preferred Stock
(5,000 shares) and the Additional NAC Preferred Stock
(19,277shares) shall be converted into 3,713,103 shares of NAC Common Stock ($2,427,798 divided by $0.65 per share of NAC Common Stock) in accordance with the conversion rights set out in the Preferred Stock
Designation for CLASS A PREFERRED STOCK -- SERIES ONE, which was attached to the Second Amendement and for CLASS A PREFERRED STOCK -- SERIES TWO, which is attached hereto as Exhibit "B".

     4. Sections 3.2 and 3.3 of the Agreement shall be modified to reflect the transfers made at the Preliminary Preferred Closing and the Second
Preliminary Preferred Closing, such that the NAC Shares delivered by Seller to Buyer at Closing pursuant to 3.2(a) shall be offset by (i) the Preliminary NAC
Shares and (ii) the NAC Common Stock into which the Preliminary NAC Preferred Shares were converted and the Purchase Price delivered by Buyer to Seller at Closing pursuant to 3.3(a) shall be reduced by (x) $400,000 with respect to the Preliminary Closing, (y) an additional $500,000 with respect to the Preliminary
Preferred Closing and (z) an additional $1,927,798 with respect to the Second Preliminary Preferred Closing.

     5. If for any reason, the Closing does not take place before December 31, 1996, the parties agree to provide, each to the other, within 15 days of either party's written request, the consents, certificates, registration rights agreement, and other documents required to be delivered by the parties to the other by the terms of the Agreement, which documents shall reflect only the transfer to Buyer of the Preliminary
NAC Shares, the Preliminary NAC Preferred Shares and the Additional Preliminary NAC Preferred Shares.

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

     IN WITNESS WHEREOF, the parties have duly executed this Agreement on this the 13th day of August, 1996.

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

AFFILIATED INVESTMENT MARKETING

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

By:______________________________
Name:___________________________
Its:______________________________

BUYER:

THE SOUTHERN GROUP, INC.

By:______________________________
Name:___________________________
Its:______________________________

                           EXHIBIT "A"
           THIRD AMENDMENT TO STOCK PURCHASE AGREEMENT

         National Affiliated Corporation, as Seller and
                The Southern Group, Inc., as Buyer

                      SOUTHERN GROUP ASSETS


 $   440,911   RRI Collateral Note secured by 31,908 shares of ProSoft
                      Development Inc.

     440,911   Doug Hartman Collateral Note secured by 31,908 shares of
                      ProSoft Development Inc.

     495,000   Mortgage Note on the Southern Portion of Pinon Ranch -
                      Appraised value $1,000,000

     550,977   Mortgage Note on the Northern Portion of Pinon Ranch -
                      Appraised value $1,500,000
   _________
  $1,927,799


                                EXHIBIT "B"
                THIRD AMENDMENT TO STOCK PURCHASE AGREEMENT

              National Affiliated Corporation, as Seller and
                     The Southern Group, Inc., as Buyer

             DESIGNATION OF RIGHTS OF CLASS A PREFERRED STOCK


                      NATIONAL AFFILIATED CORPORATION

                           DESIGNATION OF RIGHTS

                   CLASS A PREFERRED STOCK -- SERIES TWO


(1) Number of Shares, Class, and Par Value. This designation of rights creates Class A Preferred Stock -- Series Two, consisting of FIFTY THOUSAND (50,000) shares having a $100.00 par value per share and an aggregate value of FIVE MILLION DOLLARS ($5,000,000).

     (2)  Dividends

     (a) The holders of the Class A Preferred Stock -- Series Two shall not be entitled to dividends.

     (b) The holders of Class A Preferred Stock -- Series Two shall be entitled to receive, when and as declared by the Board of Directors of the Corporation, out of the assets of the Corporation legally available therefor, dividends equal to the amount of dividends that would be payable on the shares of Common stock, into which toh shares of Class A Preferred Stock -- Series Two are convertible at the date of declaration of any dividends on the Common Stock, payable on the respective dividend payment dates set forth above.

  (c) For so long as any shares of Class A Preferred Stock -- Series Two are outstanding, the Corporation shall not declare or pay any dividend on, nor shall the Corporation make any distribution of assets to any holder of Common Stock or other capital stock of the Corporation also ranking junior to the Class A Preferred Stock -- Series Two as to dividends unless all dividends on the Class A Preferred Stock -- Series Two for all previous periods shall have been paid.

(3) Liquidation. In the event of the voluntary liquidation, dissolution or winding up of the Corporation, the holders of Class A Preferred Stock -- Series Two shall be entitled to receive, prior to any payment or distribution of the assets of the Corporation to the holders of any class of stock of the Corporation, the sum of ONE HUNDRED DOLLARS ($100.00) per share of Class A Preferred Stock -- Series Two held by such holders. If, upon any such liquidation, dissolution or winding up of the Corporation, net assets are insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class A Preferred Stock -- Series Two are entitled, the entire remaining net assets of the Corporation must be distributed among the holders of the Class A Preferred Stock -- Series Two in amounts proportionate to the full amounts to which they are respectively so entitled.

(4) Redemption. On January 1, 1997, the Redemption Commencement Date, and from time to time thereafter, the Corporation shall have the unilateral right to redeem all or any number of shares of Class A Preferred Stock -- Series Two in accordance with the provisions of this section (4). The Corporation shall pay to each holder of shares of Class A Preferred Stock -- Series Two the sum of ONE HUNDRED DOLLARS ($100.00) per share; plus an amount equal to any accrued and unpaid dividends thereon (accrued through the Redemption Date described below) payable in kind, with such aggregate sum referred to as the Redemption Price.

Any shares of the Class A Preferred Stock -- Series Two redeemed pursuant to this section or otherwise acquired by the Corporation in any manner whatsoever shall be permanently retired immediately on the acquisition thereof, and shall not under any circumstances be reissued. The Corporation shall from time to time take such appropriate action as may be necessary to reduce the authorized number of shares of Class A Preferred Stock -- Series Two accordingly.

If fewer than all of the issued and outstanding shares of Class A Preferred Stock -- Series Two are redeemed at any time, all shares of Class Preferred Stock to be redeemed shall be selected pro rata, and there shall be so redeemed from each registered holder in whole shares, as nearly as practicable to the nearest share, the proportion of all of the shares to be redeemed which the number of shares held of record by such holder bears to the total number of shares of Class A Preferred Stock -- Series Two at the time outstanding.

Notice of redemption of Class A Preferred Stock -- Series Two specifying the date (the "Redemption Date") and place of redemption and the number of shares and the certificate number thereof which are to be redeemed, shall be mailed to each holder of record of shares to be redeemed at its address as shown by the records of the Corporation not more than sixty (60) nor less than then ten (10) days prior to the date on which such redemption is to be made.

Notice of redemption having been so mailed and provision for payment of the Redemption Price for such shares on the specified Redemption Date having been made by the Corporation, then, unless default be made in the payment of the Redemption Price for such shares when and as due, (i) the shares of Class A Preferred Stock -- Series Two designated for redemption in such notice shall not be entitled to any dividends accruing after the Redemption Date specified,
(ii) on such Redemption Date all rights of the respective holders of such shares, as shareholders of the Corporation by reason of the ownership of such shares, shall cease, except the right to receive the Redemption Price of such shares upon presentation and surrender of the respective certificates representing such shares, and (iii) such shares shall not after such Redemption Date be deemed to be outstanding. In case less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

Except as set forth in this Section (4), the Corporation shall not purchase or redeem shares of the Class A Preferred Stock -- Series Two at the time outstanding unless all dividends on such stock for all past periods (accrued through the Redemption Date) shall have been paid or declared and a sum sufficient for the payment thereof set apart. If applicable law relating to the sources of funds for the payment of accrued and unpaid dividends on any shares of Class A Preferred Stock would prohibit the payment in full on a Redemption Date of the Redemption Price for any shares of Class A Preferred Stock -- Series Two, (i) such Redemption Price shall be deemed reduced by the amount of accrued and unpaid dividends that the Corporation is prohibited by law from payment, (ii) such shares shall otherwise be redeemed in accordance with the requirements of this Section (4), and
(iii) such unpayable accrued and unpaid dividends shall be added in equal amounts per share to the accrued and unpaid dividends on the shares of Class A Preferred Stock -- Series Two remaining outstanding in the hands of such holder. In no event shall the Corporation purchase or redeem the last share of Class A Preferred Stock -- Series Two held by any holder unless the Corporation shall have paid to such holder all accrued and unpaid dividends on all shares of Class A Preferred Stock -- Series Two held by such holder at any time.

(5) Conversion. On the date of the closing of the acquisition of Common Stock by The Southern Group, Inc., a Maryland corporation, as provided in that certain Stock Purchase Agreement, dated as of January 15, 1996 and as amended as of February 26, 1996, May 13, 1996 and August 15, 1996 ("Stock Purchase Agreement") the shares of Class A Preferred Stock -- Series Two shall be automatically converted without any further action, consent or approval into shares of Common Stock using a conversion price of $0.65 per share of common stock and an $100 per share of Class A Preferred Stock -- Series Two. Accordingly, each share of Class A Preferred Stock -- Series
Two shall be convertible into one hundred fifty three and eighty five one hundreds (153.85) shares of Common Stock.

(6) Voting. The holders of the Class A Preferred Stock -- Series Two shall not be entitled to any voting rights on matters submitted to a vote of shareholders of the Corporation, so long as any shares of the Class A Preferred Stock -- Series Two shall be outstanding, except those rights provided by the General Corporation Law of the State of Louisiana, and the following rights:

   (a) The Corporation shall not, without the written consent of the holders of two-thirds of the aggregate number of shares of the Class A Preferred Stock - Series Two at the time outstanding;

      (i) alter or change the powers, preferences or rights given to the Class A Preferred Stock -- Series Two so as to affect the Class A Preferred Stock -- Series Two adversely; or

      (ii) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets upon liquidation of the Corporation, prior to or on parity with the Class A Preferred Stock -- Series Two.

    (b) The Corporation shall not, without the prior written consent of the holders of a majority of the aggregate number of shares of the Class A
Preferred Stock -- Series Two at the time outstanding, increase the authorized amount of the Class A Preferred Stock -- Series Two or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, prior to or on parity with the Class A Preferred Stock -- Series Two.

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

(d) The holders of the Class A Preferred Stock -- Series Two shall be entitled to elect one (1) director.