Form 10QSB
period 1996-09-30
NATIONAL AFFILIATED CORP
filed 1996-11-15
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-QSB
(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 1996
           .

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

Registrant had 3,712,308 Voting Common Shares outstanding on September 30, 1996.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit Index

                               Description of        Sequential
                                                  Numberings
          Exhibit Table Number       Exhibit
                                                  Location


               11               Statement of           Page 14
                              Computation of
                                   Per Share
                                   Earnings

          (b)  Reports on Form 8-K
                              None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL AFFILIATED CORPORATION
                              (Registrant)




Date      November 13, 1996             By: Jerry L. Johnston
                                   Jerry L. Johnston
                                   Vice President and Chief Financial Officer

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                  1996        1995
ASSETS:
Cash                                             $146,975    $306,686
Invested assets:
   Fixed maturities available-for-sale at mark  1,686,649   3,555,962
   Equity securities at market ($32,144 cost)     251,250       1,250
   Mortgage loans                               1,045,715           0
   Collateral loans                               881,822           0
   Other long-term investments at equity          132,232     144,673
   Other long-term investments at market                0      29,000
   Certificates of deposit and time deposits       98,371     239,851
   Restricted assets at market                  1,032,500   1,040,162
Accrued investment income                          51,549      63,360
Finance notes receivable - net                     17,709       8,750
Policy loans                                       99,241      83,571
Reinsurance receivable                          2,679,889   2,759,921
Other amounts receivable:
   Premiums due and uncollected                    14,670      21,028
   Agents' balances (net of allowance for unco
     account of $131,500 in 1996 and  1995)       147,989     150,009
   Other                                           15,360     398,957
Property - net                                    137,887     192,794
Deferred policy acquisition costs                 100,493     421,962
Other assets                                       19,473     217,890
TOTAL                                          $8,559,774  $9,635,826
LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                         3,347,755  $3,429,414
Policy claims                                     563,924     781,256
Unearned premiums                                  22,089      23,980
Dividends left on deposit                         307,071     389,955
Advance premium deposits                          162,678     174,678
Other policyholders' funds                         25,483      17,152
Accounts payable and accruals                     653,668   2,088,754
   Total liabilities                            5,082,668   6,905,189
Commitments and contingent liabilities
Stockholders' equity:
   Non-voting convertible preferred stock, $100 par; 1,500,000
     shares authorized; 5,000 shares outstandi  2,427,700           0
   Voting common shares, no par; 14,000,000 sh
     authorized; 3,579,489 shares outstanding   5,936,041   5,846,901
   Additional paid-in capital                     154,500     154,500
   Net unrealized investment gains (losses)       (29,146)    171,973
   Accumulated deficit                         (5,011,989) (2,710,237)
        Subtotal                                3,477,106   3,463,137
   Less treasury stock - at cost                        0     732,500
   Total stockholders' equity                   3,477,106   2,730,637
TOTAL                                          $8,559,774  $9,635,826

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                       Three Months          Nine Months
                                   1996      1995      1996      1995
REVENUES:
Insurance premiums               $425,160  $476,480 1,428,715 1,786,333
Net investment income              63,875    72,323   378,721   277,373
Finance company interest and fee      159       293       159     1,259
Other income                       13,310    14,600    45,145    54,628
   Total revenues                 502,504   563,696 1,852,740 2,119,593

EXPENSES:
Decrease in policy benefit reser   (4,075)  (28,172)  (44,404)  (31,052)
Claims and other benefits         243,935   254,921   939,458   812,960
Policyholder dividends              2,927     3,643    10,606    11,257
Commission expense                 68,110   140,880   222,879   622,584
Depreciation and amortization      51,008     3,915    65,898    12,672
Interest expense                   10,519    16,182    40,711    48,117
Salaries, wages and taxes         190,464   197,051   558,590   588,038
Other operating expense           732,943   283,877 1,424,785   889,577
Amortization of deferred acquisi   83,772    91,966   321,469   215,607
   Total expenses               1,379,603   964,263 3,539,992 3,169,760

LOSS BEFORE INCOME TAXES        (877,099) (400,567)(1,687,252)(1,050,167)

PROVISION FOR INCOME TAXES              0         0         0         0

NET LOSS                       ($877,099)($400,567)(1,687,252)(1,050,167)

LOSS PER COMMON SHARE              ($0.24)   ($0.12)   ($0.48)   ($0.32)
        (primary and fully diluted)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING         3,635,586 3,279,489 3,531,521 3,279,489

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  1996        1995
Cash flows from operating activities:
Net loss                                      ($1,687,252)($1,050,167)
Non-cash and non-operating items:
   Gain on sale of invested assets               (244,332)      8,078
   Depreciation and amortization                   65,898      12,672
Change in assets and liabilities:
   Deferred policy acquisition costs              321,469     215,607
   Policy benefit reserves and unearned premiu    (83,550)     43,970
   Policy claims                                 (217,332)   (214,786)
   Equity write-down of other long-term invest     12,441      10,032
   Accounts payable and accruals               (1,435,086)   (102,925)
   Due from reinsurance companies                  80,032           0
   Other                                          608,514    (112,730)
Net cash used in operating activities          (2,579,198) (1,190,249)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale      (1,420,120) (1,043,649)
      Common stock                               (250,000)          0
      Mortgage loans                           (1,045,715)          0
      Collateral loans                           (881,822)          0
   Finance notes receivable                       (10,000)          0
   Property                                       (10,991)     (3,786)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale       3,340,308   1,938,083
      Other long-term investments                  29,000           0
      Certificates of deposit and time deposit    141,480     175,831
   Finance notes receivable                         1,041      38,532
Policy loans                                      (15,670)       (345)
Agent's balances - net                              2,020     (33,880)
Net cash provided from investing activities      (120,469)  1,070,786

Cash flows from financing activities:
Withdrawals of dividends and advance premiums     (94,884)   (138,173)
Sale of preferred and common stock              2,634,840           0
Net cash provided from (used in) financing act  2,539,956    (138,173)
Net decrease in cash                             (159,711)   (257,636)
Cash at beginning of year                         306,686     361,430
Cash at end of period                            $146,975    $103,794

Supplemental cash flows disclosures:
Interest paid                                     $24,085     $35,721
Income taxes paid                                      $0          $0

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the nine month period ended
September 30,1996 are not necessarily indicative of the results to be expected for the entire year of 1996.

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

NOTE 3 - PREFERRED STOCK


In the third quarter of 1996, the Company sold 19,277 shares of Non-voting Convertible Preferred Stock with $100 par value to The
Southern Group.  (See Management's Discussion and Analysis of
Financial Condition and Results of Operations.)

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

The Company's history of operating losses has been attributable in large part to the failure of NAIL to develop viable insurance products or a stable field force of agents during the years following the organization of NAIL in 1984. Following a management change in 1991, NAIL has been engaged in efforts to build a portfolio of accident and health and life insurance products and to expand its field force of agents. Management's efforts in this regard have been hampered by disruptive actions by prior management during 1992, by NAIL's limited capacity to incur the costs associated with building insurance sales, and by the Company's limited management resources. The Company has continued to incur losses in 1994, 1995 and 1996 primarily as a result of the low base of premium revenues of the Company in relation to its operating costs. The Company also experienced unexpected underwriting losses on NAIL's short-term major medical policies and an acquired block of group hospitalization and surgical insurance policies in 1994 and 1995.

NAIL has implemented plans intended to reduce its losses, including expanding and improving the quality of its field force of agents, terminating NAIL's short-term major medical business in 1995, modifying the basis of compensation of many of its accident and health insurance agents, entering into a new accident and health marketing partnership with Continental General Life Insurance Company and planning for expansion of NAIL's presence in states where it was previously not active, including Texas. A key element of management's plan during 1995 was to recapitalize the Company either through the sale of its Senior Convertible Debenture, or its authorized but unissued common stock. (See "Liquidity and Capital Resources.") In November 1995, the Company signed a "Letter of Intent" with The Southern Group, a Maryland based financial holding company. On January 15, 1996, a definitive stock purchase agreement was signed with The Southern Group whereby the Company agreed to sell 10,335,045 shares of authorized but unissued shares and treasury stock to The Southern Group for certain specified assets, including cash and securities, having an audited value at December 31, 1995 of approximately $6.8 million. The Southern Group would then own approximately 75% of the Company.

The Company has received mortgages and securities worth
$2,827,246 in three preliminary closings. (See Liquidity and Capital Resources.)

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

Results of Operations

1996 Compared to 1995

The Company had a net loss for the first nine months of 1996 of $1,687,252 compared to a loss of $1,050,167 for the nine months ended September 30, 1995. The loss per common share was $.48 for 1996 and $.32 for 1995. Total revenues decreased to $1,852,740 in 1996 from $2,119,593 in 1995. Premium revenues decreased to $1,428,715 in 1996 from $1,786,333 in 1995.

                                   Nine months ended September 30,
                                           1996            1995

          Life premium              $   769,385         $   852,938
          Life reinsurance premiums    (493,092)            (28,936)
          Accident & health premiums  1,292,747           1,042,153
          A & H reinsurance premiums   (140,325)            (79,822)

          Total premium revenues     $1,428,715          $1,786,333

The decline in life premiums is attributable to continuing lapses of FLA-100 policies. The FLA-100 participating life policies
were the primary policies sold from 1984 to 1988.   The Company
ceased paying projected dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action caused the lapse rate of these policies to increase substantially. Sales of other life products did not increase as planned during 1995 and 1996 as the Company focused more on its recapitalization plan. When the Company did not continue to stress marketing and recruiting in 1995 and 1996, the sale of new life business decreased. With the proposed sale of the Company stock to The Southern Group, the Company started an aggressive recruiting program in the third quarter of 1996 which should increase the premium income during 1997.

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

In November 1995, the Company became the insurer on two association groups in New Mexico. The groups, which were self-insured trusts, were told by the New Mexico Insurance Department that they must be insured by a licensed insurer and that they could not continue as self-insured. These two trusts, which are group major medical plans, are expected to provide over one million dollars of premium in 1996 for the Company. One trust cancelled its policy in September 1996 however, the other trust has continued to expand and the Company has added group life and group short term disability to the plan. This should provide over $1.5 million of total premium from the trust in 1997.

Net investment income increased to $378,721 as of September 30, 1996 as compared to $277,373 at September 30, 1995. This is the result of gain on sales of invested assets disposed of in completing transfer of assets on MSLIC reinsurance.

The Company's claims and other benefits increased to $939,458 for the first nine months of 1996 from $812,960 for the first nine months of 1995. The increase is the result of the claims incurred on the New Mexico trusts described above. The composition of benefits and claims and policyholder dividends for the nine months ending September 30 are as follows:

                              Nine months ended September 30,
                                        1996            1995

          Life benefits          $     50,383          $  351,463
          Policyholder dividends       10,606              11,257
          A & H benefits              889,075             461,497

          Total benefits          $   950,064          $  824,217

Commission expense decreased to $222,879 for the first nine months of 1996 from $622,584 for the first nine months of 1995, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                                 Nine months ended September 30,
                                     1996                1995
     Life commissions            $ 112,290            $  272,648
     Accident & health
     commissions                   110,589               349,936

     Total                       $ 222,879            $  622,584

Other operating expenses increased to $1,487,135 for the first nine months in 1996 from $889,577 for the first nine months in 1995. The Company has implemented plans to reduce general expenses and these reductions should start to be reflected in the fourth quarter of 1996. Operating expenses at September 30, 1996 include a charge of $206,000 for a write off of recapitalization costs.

Deferred policy acquisition costs increased to $321,469 for the first nine months of 1996 as compared to $215,607 for the first nine months of 1995. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs, but the increase in new business has resulted in the decrease being less than in previous years. The decrease in deferred acquisition costs is allocated between life and health as follows:

                                  Nine months ended September 30,
                                          1996            1995
         Life                         $ 198,702       $ 138,262
         Accident and health            122,767          77,345

         Total                        $ 321,469       $ 215,607

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

On August 13, 1996, the Company approved the sale to The Southern Group of 19,277 shares of Class A Non-Voting Convertible
Preferred Stock with a par value of 100.   This preferred stock
will be converted into common stock based on $.65 per share at the closing of the already mentioned 10,335,045 share purchase. The converted shares will be a part of the 10,335,045 shares.
The Company received mortgage loans and collateralized loans totaling $1,927,700 as payment for the Preferred Stock. The Board of Directors has voted to transfer the mortgage loans and one collateral loan which total $1,486,888 to NAIL as a surplus contribution. The statutory capital and surplus for National Affiliated Investors Life at September 30, 1996 totaled $3,067,982.

As previously mentioned, The Southern Group and the Company signed an agreement whereby The Southern Group was to purchase 10,335,045 shares of the Company for $6.8 million pending regulatory approval. On October 31, 1996, the Louisiana Insurance Department approved the transaction. With the 300,000 shares The Southern Group purchased on February 1996 and with the conversion of the 24,277 shares of Preferred Stock into 3,734,923 of Common Stock, The Southern Group would own approximately 56% of the Company's Common Stock. It is expected that this conversion and the closing on this transaction will take place shortly. The Southern Group has indicated that between November 15, 1996 and April 30, 1997 they expect to purchase the remaining shares up to the 10,335,045 as stated in the contract.

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

                                                                 EXHIBIT 11

             NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

The weighted average number of shares outstanding for the nine months ended September 30, 1996 was computed as follows:

     Shares outstanding, beginning of period           3,279,489

     Shares issued, first quarter, 1996                  118,461
     Treasury shares reissued, first quarter, 1996       181,539

     Shares issued, second quarter, 1996                     0

     Shares issued, third quarter, 1996                  132,819

     Shares outstanding, end of period                 3,712,308




Nine months ended 9-30-96

[2(3,279,489)+4(3,579,489)+3,592,342+3,602,107+3,712,308]/9 =
3,531,521 shares


Three months ended 9-30-96

[3,592,342+3,602,107+3,712,308]/3 = 3,635,586 shares