Form 10KSB
period 1996-12-31
NATIONAL AFFILIATED CORP
filed 1997-06-19
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
   X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1996
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
                                           Identification Number)

  7228 England Drive, Suite 24, P.O. Box 12190, Alexandria, LA  71315
             (address of principal executive office)

Issuer's telephone number, including area code      (318) 473-4355
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

Issuer's revenues for its most recent fiscal year    $2,379,050

Aggregate market value of the Common Stock held by non-affiliates of the Registrant on December 31, 1996 was: $891,470.

                       VOTING COMMON SHARES
8,765,415 shares of Registrant's Common Stock were outstanding as of March 31, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE
None.
                              PART I

 Item 1:Business

          National Affiliated Corporation (hereinafter variously referred to as "NAC", the "Company", or "Registrant") is a Louisiana Corporation incorporated on August 4, 1982. Registrant conducts the majority of its business through its wholly-owned subsidiary National Affiliated Investors Life Insurance Company.

          Business segment information is provided in Note 11 to the Registrant's consolidated financial statements.

          The Company plans to expand the business through the
          acquisition and consolidation of other profitable life
          insurance companies or blocks of insurance
          business.   See "Acquisition of Insurance Companies."

     INSURANCE OPERATIONS

          National Affiliated Investors Life Insurance Company

          National Affiliated Investors Life Insurance Company ("NAIL"), incorporated in Louisiana on March 4, 1983, underwrites a portfolio of life insurance and accident and health insurance products focused on selected niche markets. NAIL is admitted for part or all of its insurance products in seventeen states and the District of Columbia, including Alabama, Florida, Indiana,
          Louisiana, Maryland, New Mexico, Oklahoma, South
          Carolina, Tennessee and Texas (see Regulation). NAIL's products are marketed primarily to individuals and groups located in exurban and rural areas through its contracted field force of more than 400 independent agents and National Affiliated Marketing Company ("NAMC"), a wholly-owned subsidiary of NAC. At December 31, 1996, NAIL had approximately $108 million of life insurance in force and collected approximately $1.6 million in accident and health insurance premiums.

          From 1984 to 1988, NAIL was financed from contributions of two public offerings of NAC common stock and by the sale of FLA-100 "founders" participating whole life policies by NAIL. During that period of time, NAIL failed to develop a stable field force of agents or sustainable insurance products, instead relying on premiums from the FLA-100 policies to fund operations.
          In 1991, the Board of Directors replaced management, but NAIL has not been successful in obtaining profitability since that time. In June 1997, the Board of Directors again replaced management. See "Item 9: Executive Officers and Directors of Registrant."

          Products

            Life Products

            The majority of NAIL's life insurance products are sold under the "StarFlex Series" and can be divided into four subgroups of policies: Universal life and interest sensitive whole life; term life; adjustable premium whole life; and an annuity product. NAIL marketed FLA-100 "founders" participating life policies prior to July
            1988. NAIL issued more than 14,000 individual FLA-100 founders policies from 1984 to 1988. These policies were "participating" life policies that paid dividends to the policyholders. At December 31, 1996, approximately 1,200 of these policies remained in force of which approximately 600 were premium paying.

            Universal Life and Interest-Sensitive Whole Life

            StarFlex I - Individual universal life
            StarFlex II - Joint universal life
            StarFlex IV - Individual interest-sensitive whole life StarFlex V - Joint interest-sensitive whole life
            StarFlex VI - Senior interest-sensitive whole life
            StarFlex VIII - Executive interest-sensitive whole life StarFlex XIII - IRA alternative

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

            Adjustable Premium Whole Life

            StarFlex XV - Adustable premium whole life

            This policy is offered with the StarFlex XIV policy as a traditional life insurance product to middle income families.

            Annuities

            StarFlex XI - Flexible premium deferred annuity

            This product is offered to the IRA market and provides for payment of a 1% "bonus" on accumulated cash balances after completion of the 10th and 20th years.

            Other

            TLC is a modified whole life policy offered to those age 50 to 80.

            TLCII is a simplified issue whole life policy issued to those age 20 to 80.

            In addition to offering these policies, NAIL in 1992 purchased a block of whole life policies from Companion Life and anticipates that as funds are available additional blocks of life policies may be purchased.

            Health Products

            NAIL offers three primary health products - a group hospitalization and surgical care policy (GHSC), an alternative benefit option policy (ABO) and a true group health policy.

            Group Hospitalization and Surgical Care and Limited
            Benefit Policies

            These are limited benefit policies offered to individuals who join one of two consumer groups for purposes of obtaining this coverage. The basic policies provide limited benefits covering hospitalization and surgical care only, but may be expanded to include limited outpatient coverage and other benefits. These policies are marketed to individuals and small business employees in rural and urban areas who do not have access to group coverage through an employer.

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

            True Group Health

            This is currently offered to the Native American Health and Welfare Trust of New Mexico and provides complete health benefits to all employees and their dependents of the schools that are members of the Native American Trust.

            Future Plans

            NAIL's marketing plan will be implemented as profits permit. NAIL is negotiating with a large Canadian insurer, which markets in all 50 states, to market NAIL's products. ERISA Trust Health administration is being negotiated with three marketing groups.

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

            NAIL's investments at year end at market value for each of the last two fiscal years were allocated as follows:


Type of Investment            1996           %          1995           %


Bonds:
  U.S. Government          $1,293,415      26.9      $3,006,781      60.0
  Political subdivisions          -0-       0.0          25,862       2.5
  Public utility               63,000       1.3         111,000       2.2
  Corporate                   428,487       8.9         877,481      17.5
  Less restricted bonds      (557,000)                 (565,162)
  Net fixed maturities      1,227,902                 3,555,962
Common stocks                  80,938       1.7           1,250       -0-
Other long-term investments   127,775       2.7         173,673       3.5
Mortgage loans              1,425,000      29.7             -0-
Collateral loans              881,822      18.4             -0-
Certificates of deposit and
time deposits                 499,673      10.4         714,851      14.3
  Less: restricted CDs       (475,000)                 (475,000)
  Net CDs & time deposits      24,673                   239,851
Subtotal                    3,768,110                 3,960,736
Restricted assets           1,032,000                 1,050,162
Total                      $4,800,110      100%      $5,010,898      100%


            The Louisiana Insurance Code allows an insurance company a lesser premium tax if at least one third of its investments are qualifying Louisiana investments, that is, they're assets located in the state of Louisiana. It has been the policy of NAIL when possible to invest its assets in a percentage in excess of the Louisiana requirement for purposes of incurring the lower premium tax.

            Reinsurance

            As is customary among insurance companies, NAIL reinsures with other companies portions of the insurance risks it underwrites. The primary purpose of reinsurance is to enable an insurance company to reduce the amount of its risk on any particular policy and to write policies in amounts larger than it could without such agreements.

            The two principal types of life reinsurance treaties commonly in use in the industry are the yearly renewable term ("YRT") agreement and the coinsurance agreement
            (both are explained below) by which the reinsurer accepts risk on an "automatic" or "facultative" basis. Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over NAIL's retention limits on any application acceptable to NAIL up to the amount specified in the reinsurance treaty. Applications in excess of that amount would be ceded on a facultative basis. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted after a survey of each individual application.

            Under a YRT agreement, the reinsurer establishes a set premium for each $1,000 of risk assumed. This premium changes each year as the age of the insured changes. This contract is bought by NAIL from another insurance company. Under coinsurance, the reinsurer is paid the same premium rate charged by the issuing insurance company for each $1,000 of risk assumed, and a percentage of this premium rate is returned to the issuing insurance company as commissions. Coinsurance allows insurance companies to effectively share risk, premiums and statutory reserves.

            The effect of reinsurance is to transfer a portion of the risk, as well as a portion of the profit, if any, on the insurance ceded to the reinsurer. Even though a portion of the risk may be reinsured, NAIL remains liable to perform all obligations of its policies and is liable if its reinsurer should be unable to meet its obligations under the reinsurance agreements.

            NAIL reinsures life insurance coverage above $50,000 on any one life.
            Health insurance benefits in excess of $25,000 (other than alternative benefit option policies, for which the limit is $50,000) for any one individual during any contract year are reinsured. NAIL reinsures all accidental death benefit risks written.

            As of December 31, 1996, approximately $37,459,000 in face amount of life insurance and $19,966,000 of accidental death benefits were reinsured by NAIL.

            The principal reinsurers utilized by NAIL are Optimum Re, Business Men's Assurance, Cigna Re, Continental Assurance, Employer's Reassurance, ERC Life, Phoenix
            Home Life and Reliastar Life Insurance Company.
            Each of these companies carries a Best's rating of A or better, except for Optimum Re, which is rated A-. Management believes that the financial condition of each of these companies is more than adequate to carry the amounts of reinsurance ceded to them.

            Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC) entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life
            insurance business retained by NAIL.   This agreement was
            terminated December 31, 1996 and the ceded business was recaptured by NAIL.

            Reserves

            NAIL has had an actuary compute the amount of reserves it needs to meet its anticipated obligations on its policies.
            These reserves are based on industry standard interest rates, mortality and policy withdrawal assumptions, and provide for the possibility of more adverse circumstances.
            The liability for cash values of
            interest-sensitive and annuity products is accumulated based on rates stated in the policies, which are subject to periodic adjustment. The reserves reported in statutory filings, which are reports filed with state insurance departments, are calculated on a basis that meets the requirements of Louisiana law.

            Regulation

            General

            All life insurance companies, including the Company's life insurance subsidiary NAIL, are subject to extensive regulation, supervision and licensing by state authorities. These regulatory agencies have broad authority to review and to regulate the activities of life insurance companies such as NAIL and in certain instances the activities of the Company as an insurance
            holding company.   There can be no assurance that more
            restrictive laws or regulations will not be adopted or that regulatory review and oversight regarding existing laws and regulations may not increase with respect to the Company or NAIL, which could make compliance in the future more difficult or more expensive. Legislative and regulatory proposals are frequently advanced which, if adopted, could adversely affect the Company's profitability or the manner in which the Company conducts its activities.

            State Regulation of Insurance Companies

            NAIL is subject to regulation by the State of Louisiana, its state of domicile, and the other states in which it transacts business. The laws of such states are designed for the protection of policyholders rather than securityholders. The Company and its wholly- owned subsidiary, NAIL, are members of a holding company system in Louisiana. All transactions within a holding company system affecting insurers must be both reasonable in relation to its outstanding liabilities and adequate for its needs. State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state. According to such regulations, the State of Louisiana Insurance Department approved, in October 1996, the acquisition of shares of common stock of the Company by The Southern Group, Inc. ("TSG"). See "Related Party Transactions."

            The laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, and prescribe the type and amount of investments permitted. Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines set by the National Association of Insurance Commissioners ("NAIC"). In accordance with the insurance codes in the states in which it operates and the rules and practices of the National Association of Insurance Commissioners, NAIL is examined periodically by examiners from the Louisiana Insurance Department and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. NAIL has been examined through the end of 1994.

            During the first quarter of 1997, the Louisiana Insurance Department began a review of the assets and operations of NAIL.
            In connection with that review, the
            Louisiana Insurance Department reviewed the transaction in which TSG acquired control of the Company, including individual assets transferred to the Company by TSG and by the Company to NAIL. During the course of this regulatory examination, Company management agreed to increase the liquidity of the asset portfolio of NAIL, by causing the Company, as the parent corporation of NAIL, to reacquire for $1,350,000 in cash, certain long-term mortgage notes and corporate securities held by NAIL and to agree to acquire an additional mortgage note of $475,000 on or before July 31, 1997. The result of this was to provide additional cash assets to NAIL, thereby increasing its liquidity and reducing the average maturity of its investment portfolio. To obtain additional cash for this portfolio reorganization, the Company sold convertible debentures. See "Debenture."

            As a part of this portfolio reorganization and regulatory review, NAIL appointed an investment committee to be responsible for all aspects of asset acquisition and disposition, including continued compliance with applicable governmental regulations. NAIL also amended its applicable governmental filings to reflect accurately the change of control of the Company through acquisition of common stock by TSG and the results of the reacquistion transaction. The Company anticipates that its portfolio management activities and other business operations will continue to be reviewed by the Louisiana Insurance Department. The Company does not anticipate that any such reviews or examinations will adversely affect the business or operations of the Company.

            Due to the decline in surplus and operating losses suffered by NAIL in 1996 and past years, NAIL was notified during 1996 that its certificates of authority to sell insurance were suspended in the states of Alabama, Tennessee and Wyoming. The principal result of these regulatory actions was to suspend the authority of NAIL to sell new insurance policies in these states, although NAIL is authorized to continue to collect premiums and provide coverage with respect to existing policies in such states. NAIL believes that the suspension of these state licenses and the resulting suspension of sales of new policies have not had a material adverse effect on the revenues of NAIL. Following the recent addition of capital to NAIL from the sale of the Company's common stock to TSG, NAIL has commenced the regulatory processes to request that these suspended licenses be reinstated and believes that these licenses will be reinstated.

            Federal Regulation of Insurance Companies

            Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

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

            Life insurance companies are not the only competition that NAIL must contend with for market share. Security brokerage operations and banks are now entering into the industry. Competition from these financial institutions and other insurance companies is strong. The rates of return offered on interest sensitive products are subject to a 4% minimum per year, with excess interest accrued according to a quarterly determined rate based on the Salomon Brothers Index of the estimated yield on new-issue, long-term AAA rated industrial bonds. The policies allowed NAIL to change this rate formula after July 1, 1996, but no changes have been made.

            NAIL must compete with other insurers to obtain agents to sell NAIL's products. NAIL had been limited in its ability to contract qualified agents by ineffective efforts to develop a viable portfolio of insurance products during the period from 1986 to 1991. While management believes that NAIL has benefitted in the last two years, and will continue to benefit from trends in the industry, which include a decreasing focus by larger insurers on the markets targeted by NAIL, NAIL will continue to face stiff competition from other insurers in these markets. During 1994, NAIL shifted its focus on agent recruitment to the development of relationships with a smaller number of managing general agents, who bring access to larger numbers of subagents.

            Litigation

            NAIL is from time to time involved in pursuing and defending claims made by beneficiaries of its insurance policies and disputes with its agents. While NAIL reinsures coverage risks as described elsewhere herein, NAIL retains the risk of any other damages, including punitive damages, that might be assessed from the failure of NAIL to pay a disputed claim. The legal climate existing today has encouraged claimants to pursue punitive damage claims, and the exposure of defendants, including NAIL, to such claims introduces substantial and unpredictable elements of risk into their business. NAIL has pending against it several claims for denial of benefits which also request unspecified punitive damages. Were any of such claims to succeed, NAIL s operations could be impaired or the resulting loss of capital and surplus could lead to regulatory action. NAIL believes it has valid defenses to all pending claims and is vigorously contesting them. See Item 3, "Legal Proceedings."

            Employees and Agents

            At December 31, 1996, NAC and its subsidiaries had 13 permanent employees, of whom two are located in remote marketing offices.

            Insurance policies are sold by approximately 400 licensed agents. The agents are independent contractors and are compensated on a commission basis. The commissions paid, along with a sales incentive bonus, are believed by management to be competitive with other life insurance companies. NAIL faces considerable competition in recruiting qualified agents. As a result, NAIL seeks to recruit agents from its targeted geographic markets and retrain them to sell its products effectively in its niche markets.

            Administrative Services Agreements

            On April 9, 1996, NAIL entered into a Master Services Agreement with Transaction Applications Group, Inc. ("TAG") to provide certain third party administration services including policy administration and policy accounting. During 1996, NAIL paid to TAG $91,000 for such services.

            On September 1, 1996, NAIL entered into an Administrative Services Agreement with Pat Haney and Son Administrators, Inc. ("HSA") to provide certain third party administration services including policy administration and policy accounting with respect to the Native American Health and Welfare Trust and New Mexico Health Industries Health Benefit Trust. During 1996, NAIL paid to HSA $17,000 for such services.

            The use of these third party administrators allowed NAIL to reduce its full-time staff and office space requirements and computer expenses. Implementation of the third party administrative service agreements resulted in one-time conversion expenses of $70,000. The Company anticipates that the full benefit of the expense reductions will be realized during 1997.

Item 2:     Properties

            NAC and all of its subsidiaries lease office space from England Economic and Industrial Development District. The two-year lease is for 4,016 square feet at an annual rental rate of $24,369 to expire in May, 1998.

Item 3:     Legal Proceedings

            From time to time, the Company and NAIL are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies of NAIL or other contracts of the Company.

            NAIL has outstanding two lawsuits related to claims by purchasers of the FLA 100 founders policies.
            NAIL issued more than 14,000 individual FLA-100 founders policies from 1984 to 1988. At December 31, 1996, approximately 1,200 of these policies remained in force of which approximately 600 were premium paying. These founders policies were participating life policies that paid a dividend to policyholders. According to the terms of the policy, NAIL was not required to pay dividends after the third anniversary date of each policy. While NAIL did pay dividends during the required three anniversary dates on each policy, in 1992, NAIL ceased paying dividends with respect to any FLA-100 policies. In Landreneau, et. al. v.
            NAIL,  the plaintiff filed a lawsuit in Louisiana's 13th
            Judicial District Court on May 10, 1995, alleging breach of contract and fraud regarding the sale of an FLA 100 founders policy. The plaintiff had purchased six units of coverage and paid for renewal for a total of five years on these policies. The trial court rendered a judgement in favor of the plaintiff in the approximate amount of $34,000, less the cost of insurance, which is approximately $7,000, plus interest. This judgement was in general computed as the amount of premiums paid less the value of the life insurance coverage provided plus attorneys' fees. This judgement was affirmed by the Third Circuit Court of Appeals of the State of Louisiana and NAIL filed an appeal with the Supreme Court of the State of Louisiana. On May 9, 1997, the Supreme Court of the State of Louisiana denied the request of NAIL to hear an appeal of this matter. Accordingly, NAIL will be required to pay the amount of the judgement entered by the trial court. A separate lawsuit, Classert, et. al. v. NAIL, et. al., filed in the 18th Judicial District Court, on August 26, 1996, also relates to the FLA 100 founders policies. Five plaintiffs asserting to represent the class of persons that purchased FLA 100 founders policies allege fraudulent sales practices by former employees of NAIL and are seeking unspecified damages. NAIL opposes the certification of these plaintiffs as representatives of the class of persons that purchased FLA-100 policies and intends to continue to vigorously oppose such certification and otherwise to defend this case. Although discovery has begun in the Classert case there remain significant procedural matters to be resolved and significant additional discovery before NAIL will be able to make an accurate prediction of the likely outcome of this case. Based on the best estimates of the schedule for resolving the procedural and discovery matters in connection with this case, management believes that the issue of whether the case will proceed as a class action will be heard by the trial court in the third or fourth quarter of 1997 with a possible trial date not set until late 1998 or mid 1999. If the court certifies a class of persons including a significant number of the former FLA-100 policyholders and a judgement is rendered in favor of such a class of plaintiffs, such an adverse judgement would have a material adverse effect on NAIL.

            The Company and NAIL are defendants in four separate lawsuits related to a common series of events regarding a health policy issued in Alabama: Johnson v. NAIL, Thomas v. NAIL,
            Gooden v. NAIL, Allen v. NAIL. These cases, which have been consolidated for purposes of discovery, relate to claims regarding alleged misrepresentations by an agent to employees of a garment plant in Greensboro, Alabama, regarding the cost of health insurance policies.
            Although NAIL believes that the amount of compensatory damages based on the total amount of premiums paid by each plaintiff is likely in the range of $1,000 per plaintiff, the plaintiffs have made claims for punitive damages. The Johnson, Thomas and Gooden cases were filed by individual plaintiffs. The Allen case includes as plaintiffs, approximately 50 employees of the garment plant. NAIL believes that not all of the plaintiffs in the Allen case paid any policy premiums or were included in the policies. NAIL is vigorously defending these cases and does not anticipate that a resolution of these outstanding lawsuits and claims will result in any additional material impact on the financial condition of the Company.

            In a lawsuit styled Newsome v. NAIL, et. al., filed in the Jefferson County Circuit Court in Alabama, the plaintiff alleges breach of contract, fraud and related causes of action based on the alleged failure of NAIL to provide coverage under a short-term medical policy. The plaintiff has claimed approximately $30,000 in medical expenses and has requested other unspecified claims including a claim for punitive damages. This claim arises from an agent that was not a licensed agent of NAIL allegedly failing to cause timely delivery to NAIL of the plaintiff's insurance policy application and premium payment during the required 30 day application period, and the subsequent denial by NAIL to provide coverage for claims related to injuries sustained by the plaintiff before an application was delivered to NAIL's home office. NAIL is vigorously defending this suit and does not anticipate that a resolution of this outstanding lawsuit and claim will result in any additional material impact on the financial condition of the Company.

            The Company and NAIL have other outstanding lawsuits as well as other claims that arise in the ordinary course of business.
            Even though the Company and NAIL may be contesting the validity or extent of its liability in reponse to such lawsuits, the Company has established reserves in its consolidated financial statements that approximate its estimated potential liability. Included in the financial statements is a total reserve of $322,000 that has been established with respect to all of the lawsuits and claims against the Company and NAIL. In establishing this reserve, management has taken into account the facts and circumstances of each case, the advice of counsel, the availability of insurance coverages and other factors deemed by them to be relevant.

Item 4:     Submission of Matters to a Vote of Security Holders

            None.

                             PART II

Item 5:     Market for Registrant's Common Equity and Related
            Stockholder Matters

            (a)Market Information.

                 The Common Stock is traded in the over-the-counter market. The following represents the high and low bid prices of the Common Stock during the noted periods:

                               High Bid             Low Bid
             1996
             First Quarter     $  1.00              $   .375
             Second Quarter       1.64                 1.12
             Third Quarter       2.250                 1.125
             Fourth Quarter      2.125                 1.125

             1995
             First Quarter     $  .125              $   .125
             Second Quarter       .125                  .03125
             Third Quarter        .125                  .0625
             Fourth Quarter       .500                  .0625

            This information was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            (b)Holders.

                 As of March 31, 1997, there were 14,000,000 authorized and 8,765,415 issued and outstanding shares of Registrant's Common Stock, no par value, held of record by 3,483 persons.

            (c)Dividends.

                 Registrant has not paid any cash dividends to date. The Registrant does not have any plans to issue any cash dividends in the reasonably foreseeable future.

Item 6:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Management's discussion and analysis reviews the consolidated financial condition of NAC at December 31, 1996 and 1995, the consolidated results of operations for the years ended December 31, 1996 and 1995, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected financial data.

            The Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information. They relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or similar words generally involve forward-looking statements. Forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

            Forward-looking  statements are
            based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates. Some of these events may be related to the insurance industry generally, such as pricing competition,
            regulatory developments   and  industry   consolidation.
             Others  may  relate  to NAC specifically,  such as
            credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed with the SEC. NAC disclaims any obligation to update forward-looking information.

            The Company issues life and accident and health insurance policies to customers in targeted niche markets in urban and rural areas. The Company's principal life insurance products include universal life, interest sensitive whole life, adjustable premium whole life, and term insurance, which targets middle income ($25,000-$75,000) families, senior citizens and government employees. The Company's principal accident and health insurance policies include a group major medical policy, an association and group hospital and surgical policy and a supplemental alternative benefit option policy, which target middle income consumers who do not participate in other full coverage major medical policies, as well as participants in group plans who desire supplemental coverage. (See "Business - Products" for a more detailed description of the Company s insurance products.)

            The Company's history of operating losses is a direct result of a high level of operating expenses in relation to the premium income. A contributing factor to the losses was the failure to develop viable insurance products or a stable field force of agents. Management's efforts to build a portfolio of life and accident and health products and to improve and expand its field force has been hampered by NAIL's limited capital and surplus.

            On January 15, 1996, a definitive Stock Purchase Agreement was signed with The Southern Group whereby the Company would sell 10,335,045 shares of authorized but unissued shares and treasury stock to The Southern Group for approximately $6.8 million. The stock sale to The Southern Group was approved by the Louisiana Insurance Department on October 31, 1996 and an initial closing occurred on December 31, 1996. The initial closing consisted of the completing of the sale of 5,435,928 shares of stock to The Southern Group for $3.5 million in securities and other assets. This sale resulted in The Southern Group acquiring 63% of the stock in the Company. The Southern Group continues to have the right to purchase the remaining 4,899,117 shares to total the 10,335,045 in the original purchase agreement. Pursuant to an amendment to the Stock Purchase Agreement between the Company and The Southern Group, the right of The Southern Group to acquire additional shares is subordinated to the right of the holders of the Company's convertible debentures to convert such debentures into shares of common stock and the dates upon which rights of The Southern Group to acquire shares have been extended by an additional 90 days. Each month the price at which the shares are sold to The Southern Group increases by an additional five cents per share. The prices at which The Southern Group has the right to acquire each share are $0.80 during April, $0.85 during May, $0.90 during June and $0.95 during July. On July 31, 1997, the right of The Southern Group to acquire additional shares of common stock of the Company pursuant to the amended Stock Purchase Agreement terminates.

            Debenture

            The Company also issued a convertible debenture totaling
            $1.5 million on May 21, 1997.   The proceeds of the
            debenture offering were used by the Company to pay the cost of the distribution of the debentures and to acquire approximately $1,350,000 of mortgage notes and other securities from NAIL and for the general working capital of NAIL.

            The terms of the debenture offering are as follows:

            Maximum amount of debentures offered:     $2,500,000
            Interest Rate:                            4 %
            Maturity:                                 April 1, 1999
            Conversion Feature:                       Convertible at
                                                      holder's option
                                                      into shares of
                                                      common stock of NAC

            Each holder of the debenture is entitled, at its option, to convert at any time commencing forty-five (45) days after the closing of the sale of the debenture. The principal amount plus accrued interest on the debenture is converted into shares of the Company's common stock. The conversion price shall equal the lesser of (a) $4.00 per share or (b) 80% of the Market Price on the Conversion Date. The Market Price is the average closing bid price of the common stock on the five (5) trading days immediately preceding the Closing or Conversion Date, as may be applicable, as reported by the National Association of Securities Dealers, or the closing bid price on the over-the-counter market on such date or, in the event the common stock is listed on a stock exchange, the Market Price shall be the closing price on the exchange on such date, as reported in the Wall Street Journal. Interest accrued or accruing from the date of issuance to the date of conversion shall, at the option of the holder, be paid in cash or common stock upon conversion.

            According to the terms of the debenture, the Company agreed to pay certain penalties and liquidated damages to the holders of the debentures for any delay in the delivery of any certificates representing shares of common stock of debenture holders that converted
            debentures into shares of common stock.   The Company
            also agreed to register for resale any of the shares of common stock of converting debenture holders if such shares are not freely tradeable under applicale federal securities laws. A copy of the debenture is attached as
            Exhibit 10(h).

            Financial Conditions

            The Company's assets at December 31, 1996, totaled $9,280,615 as compared to $9,635,826 on December 31,
            1995.  The liabilities totaled $5,422,283 and $6,905,189
            on December 31, 1996 and 1995, respectively.
            Stockholder's equity increased to $3,858,332 at December 31, 1996, from $2,730,637 at December 31, 1995. In 1996 the Company had a net operating loss of $1,737,588. Investments with fixed maturities available for sale at market decreased from $3,555,962 to $1,227,902 during 1996 in part as a result of the Company selling securities to fund operations. As a result of the continuing losses and a need for funding beyond the cash flow of the Company, the Company began to seek additional capital infusions. During 1996, the Company issued 5,279,887 shares of common stock which added $3,428,102 to the net equity of the Company. Mortgage loans and collateral loans totaling $1,425,000 and $881,822 respectively, as reflected on the balance sheet, were part of proceeds received from the issuance of the NAC common stock. The remainder consisted of publicly-traded common stocks and investment grade bonds.

            The decrease in reinsurance recoverable from $2,759,921 at year end 1995 to $679,623 at December 31, 1996, is the result of the ceding of life insurance totaling $1,866,475 to Maryland Southern Life in 1995 and the recapture of the business in 1996 totaling $1,859,964. The $2,139,330 other amounts receivable consists for the most part of $1,859,964 due from Maryland Southern Life for the recapture of the coinsurance business at December 31, 1996. The ceding of life insurance totaling $1,866,475 to Maryland Southern Life at December 31, 1995, resulted in a payable on the Company's books at December 31, 1995, which was included in the $2,088,754 liability captioned accounts payable and accruals. This liability decreased to $301,464 at December 31, 1996.

            Results of Operations

            1996 Compared to 1995

            The Company had a net loss for 1996 of $1,737,588 compared to a loss of $1,555,451 for 1995. The loss per common share was $.49 for 1996 and $.47 for 1995. Total revenues decreased from $3,142,782 in 1995 to $2,379,050 in 1996. Premium revenues as shown below decreased to $1,879,452 in 1996 from $2,727,313 in 1995.

                                           Year Ended December 31,
                                         1996                  1995

        Life premium                   $   976,271          $1,671,765
        Life reinsurance premium          (604,730)           (273,819)
        Accident and health premium      1,680,305           1,442,425
        A&H reinsurance premium           (172,394)           (113,058)

        Total premium revenues         $ 1,879,452          $2,727,313

            The decline in life premiums is attributable to continuing lapses of FLA-100 policies. The FLA-100 participating life policies were the primary policies sold from 1984 to 1988. The Company ceased paying projected dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action caused the lapse rate of these policies to increase substantially. Sales of life products did not increase as planned during 1995 and 1996 as the Company focused more on its recapitalization plan. When the Company did not continue to stress marketing and recruiting in 1995 and 1996, the sale of new life business decreased.

            Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC), a wholly-owned subsidiary of The Southern Group, entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL resulting in a reserve transfer to MSLIC in the amount of $1,866,475. MSLIC paid the Company a ceding commission in the amount of $373,295 for a net decrease to premium revenues of $1,493,180. This agreement was terminated December 31, 1996, and all business was recaptured by NAIL.

            TSG has elected to utilize a $387,000 coinsurance recapture fee as a pro rata reduction in price of options to be exercised in the future.

            The increase in the accident and health premium is the result of adding additional new members to the New Mexico group business. Management expects this business to continue to expand in 1997.

            The Company claims and benefits amounted to $1,520,601 for 1996 as compared to $1,376,242 in 1995. The following schedule reflects the claims and other benefits:

                                      1996                  1995

     Life benefits                  $   61,442            $  500,300
     Accident and health benefits    1,459,159               875,942
     Total benefits                 $1,520,601            $1,376,242

            The large amount of accident and health (A & H) claims resulted from the operations of the New Mexico Group.
            The Company expects the A & H claims will remain high, but premiums will be increased by 20% in 1997.

            Commission expense decreased during 1996 primarily as a result of decreased life insurance sales and a lower commission rate on the New Mexico Group A & H business. The composition of commission expense was as follows:


                                     1996                  1995

    Life commissions               $ 146,641             $ 338,034
    Accident & health commissions    150,639               389,332

     Total                         $ 297,280             $ 727,366

         Salaries and other operating expenses increased to $2,367,460 in 1996 from $2,128,734 in 1995. The Company expects a decrease in salaries and other operating expenses in 1997. The Company has moved its offices and decreased its rent, utility and maintenance costs. The Company has downsized its office staff and outsourced its computer and policy administrative services. This should result in a substantial decrease in 1997. Management is continuing to evaluate operations to further reduce operating costs.

         Amortization of deferred policy acquisition costs decreased to $(544,583) in 1996 from $797,752 in 1995.
         Due to the reinsurance contract with Maryland Southern Life, the Company was required to write off 80% of the deferred acquisition costs on the business, which was 80% reinsured. When the agreement was canceled at December 31, 1996, the DAC was also recaptured. The amortization of deferred acquisition costs is allocated between life and health as follows:

                                       1996                 1995

     Life                           $(617,727)           $777,662
     Accident and health               73,144              20,090


     Total                          $(544,583)           $797,752

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

          Statutory losses over the last few years by NAIL have had a substantial negative impact on the amount of its surplus. Due to the decline in surplus and continual operating losses, NAIL was notified during 1996 that its licenses were suspended in the states of Alabama, Tennessee and Wyoming. With the stock purchase by The Southern Group, the Company contributed $2,766,913 to
          NAIL's surplus at December 31, 1996.   According to the
          statutory statement filed, this enabled NAIL to end 1996 with $2,669,157 in capital and surplus.

          On May 21, 1997 NAC issued $1,500,000 in convertible debentures of which $1,350,000 were used to repurchase from NAIL certain mortgage notes and securities.

          Acquisition of Life Insurance Companies

          The Company's business plans will focus on growth through the acquisition and consolidation of other life insurance companies. The Company plans to seek to acquire undervalued life insurance companies in the $2 to $50 million equity range. This acquisition strategy will require acquisition candidates, evaluation, acquisition finance, and regulatory approvals. The Southern Group has implemented a program of identifying potential acquisition candidates and the Company intends to review acquisition opportunities presented by The Southern Group.

          The Southern Group signed a strategic alliance with Conseco Capital Management (CCM), an asset management company with $29 billion of assets under management, to provide assistance in the evaluation of the assets of life insurance companies identified by The Southern Group or the Company.

          The Company plans to rely on its controlling stockholder, The Southern Group, to implement financing for acquisitions. This will include prudent amounts of senior debt, acquisition partnerships, a preferred stock issue, and the limited use of the Company's common stock.

          Two new principals of NAC have extensive insurance experience: Michael J. Dugan, Director, former Director of Insurance - State of Nebraska (see resume) and Edward J. Birrane, Executive Vice President , former Commissioner of Insurance - State of Maryland (see resume).


Item 7:   Financial Statements and Supplementary Data

          Attached following the Signature Pages and Exhibits.

Item 8:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                             PART III

Item 9:   Executive Officers and Directors of the Registrant

       Name                      Age                     Position

Benjamin P. Wall(1)(2)(3)(4)(5)   53           Chairman of the Board
T. Brent Chapel, CPA (6)          50           Vice Chairman, Chief Financial
                                                   Officer
Ira L. Gottshall, FLMI (7)        39           President, Chief Executive
                                                   Officer and Director
Edward J. Birrane, Esq.           61           Executive Vice President
Clayton A. Carney, FLMI           57           Vice President and Chief
                                                   Operating Officer
Jayne Davis Chapel (6)            40           Secretary
Michael J. Dugan, Esq.            59           Director
Mary K. Descant, FLMI             38           Treasurer
Susan A. Davis                    50           Director
Robert W. Chapel, CPA             40           Director
Sidney C. Shaw, II                50           Director
Robert F. Meredith, III (1)(2)(4) 45           Director
G. Vaughn Walton                  48           Director
Bobby Williams (1)(3)(4)(5)       67           Director
Dan Van Wormer (1)(3)             54           Director

(1) Member of Executive Committee
(2) Member of Nominating Committee
(3) Member of Compensation Committee
(4) Member of Audit Committee
(5) Member of Investment Committee
(6) Was elected to office in June 1997
(7) Was elected to office of President in June 1997

          Benjamin P. Wall.   Mr. Wall joined the Board of
          Directors of the Company in May 1990 and has served as Chairman of the Board since June 1991. Mr. Wall is also President of Paul Wall Farm Service Center, Inc., President of Cenla Computers, Inc., Vice President of Mid-State Elevator, Inc., and Vice President of Paul Wall Truck Line, Inc., and is a former Board member of Louisiana Agriculture Industries Association. Mr. Wall studied Agri-Business at Louisiana State University.

          T. Brent Chapel, CPA.   Mr. Chapel joined the Board of
          Directors in March 1996 and was elected Vice Chairman in January 1997. He was elected Chief Financial Officer in June 1997. Mr. Chapel is Chairman of The Southern
          Group, Inc., a life insurance holding company in Maryland. The Southern Group is the controlling stockholder of National Affiliated Corporation. Mr. Chapel also serves on the Board and is Chairman of Maryland Southern Life Insurance Company, a Maryland domiciled life insurance company. He is a Director of Delmay Energy Corporation, a Canadian public company, and Badger Drilling Inc., a privately-held environmental drilling company in Virginia. Mr. Chapel has been a Certified Public Accountant since 1972. He received a Bachelor of Science in Accounting from Oklahoma State University in Stillwater, Oklahoma and a Master of Accountancy from the University of Georgia in Athens, Georgia. Mr. Chapel is the spouse of Jayne Davis Chapel, the Secretary of the Company.

          Ira L. Gottshall, FLMI.   Mr. Gottshall joined the Board
          of Directors and was elected Chief Executive Officer in January 1997. He was elected President in June 1997.
          He currently is a Board member and President of Maryland Southern Life Insurance Company, and a Board member and President of The Southern Group, a life insurance holding company in Maryland. The Southern Group is the controlling stockholder of National Affiliated
          Corporation. From January 1994 to December 1995, Mr. Gottshall was the Operations Officer for Pierce
          Financial, a real estate and insurance firm. From June 1984 to December 1993 he was with First Delaware Life Insurance, a life insurance company domiciled in Delaware where he served as President and Chief Executive Officer from 1991 to December 1993. Mr. Gottshall was President and Chief Executive Officer of Lincoln Liberty Life Insurance Company from January 1993 to January 1994. Mr. Gottshall will serve on the Company's Compensation
          Committee and Executive Committee. He also serves as a Board member for Regency Equities Corp. Mr. Gottshall received a Bachelor of Science from the University of Shippensburg, Shippensburg PA.

          Edward J. Birrane, Esq.  Mr. Birrane was elected
          Executive Vice President of Acquisitions in January 1997.
          Mr. Birrane is also a Board member and Executive Vice President of Acquisitions for the board of The Southern Group, the controlling stockholder of National Affiliated Corporation. Mr.
          Birrane serves on the Board and is General Counsel to Maryland Southern Life Insurance Company. Mr. Birrane was Commissioner of Insurance for the Maryland Insurance Administration from 1976 - 1983. He served on the regional Executive Committee for the National Association of Insurance Commissioners and chaired the Securities
          Valuation Office Oversight Committee and the Property and
          Casualty Committee. Mr. Birrane serves on the Board of
          Directors for Lexington National Insurance Corporation, and is General Counsel and Board member for the Flagship
          Insurance Agency. He is also Counsel to the Maryland
          Health Underwriters Association and the Baltimore Health Underwriters Association, and is Liaison on health legislative issues for the National Health Underwriters
          Association. Mr. Birrane received a Bachelor of Science from Loyola College, Baltimore, Maryland and a Juris
          Doctorate from the University of Maryland, College Park,
          Maryland.

          Clayton A. Carney, FLMI.   Mr. Carney joined the Company
          in October 1993 as Vice President and Chief Operating Officer. Mr. Carney also serves as Vice President and Chief Operating Officer of NAIL and in January 1995, became Vice President of NAMC. From 1980 to September 1993, Mr. Carney was employed by United Companies Life Insurance Co., serving as Vice President and Chief Underwriter. From 1962 to 1979, Mr. Carney was employed by Continental Service Life Insurance Co. in various capacities, including Assistant Vice President and Chief Underwriter. Mr. Carney attended Louisiana State University and also received Fellowship Diplomas from the Life Management Institute and from the International Claims Association, each located in Atlanta, Georgia.

          Michael J. Dugan, Esq.   Mr. Dugan joined the Board of
          Directors in January 1997. Mr. Dugan is also a Board member and Director of Regulatory Relations for the Board, and General Counsel to The Southern Group, the controlling stockholder of National Affiliated Corporation. Mr. Dugan will direct regulatory relations with the state insurance commissioners and the National Association of Insurance Commissioners. He also serves as the Director of Insurance Law for Kennedy, Holland, DeLacy, & Svoboda in Omaha, Nebraska. Mr. Dugan was the Commissioner of Insurance for the State of Nebraska from 1983 - 1987. He also served as Chairman of the state Democratic Party.
          Mr. Dugan serves on the Board of Directors for the following companies: Farmers Union Co-operative Insurance Company of Nebraska, First Delaware Life Insurance
          Company, First Landmark Life Insurance Company, Lincoln Indemnity Company, Lincoln Liberty Life Insurance
          Company, National American Insurance Company, and Risk Capital Reinsurance Company. He received a Bachelor of Philosophy from Notre Dame in South Bend, Indiana in 1959 and a Juris Doctorate from Creighton University in Omaha, Nebraska in 1962 .

          Mary K. Descant, FLMI.   Mrs. Descant joined the Company
          as an Accounting Supervisor in January 1986 and became Treasurer in August 1994. Mrs. Descant also serves as a Treasurer of NAIL and NAMC. From June 1982 until October 1985, Mrs. Descant was a computer programmer with Delta Computers. From June 1980 until January 1982, Mrs. Descant served as a software engineer with E Systems, Inc. Mrs. Descant received a Bachelor of Science from Louisiana Tech University.

          Susan A. Davis.   Ms. Davis joined the Board of Directors
          in January 1997. Ms. Davis is also a Board member of and advises on public affairs and marketing for The Southern Group, the controlling stockholder of National Affiliated
          Corporation. She is a Director of Maryland Southern Life Insurance Company. Ms. Davis is the Chief Executive
          Officer and Board member of Susan Davis International,
          Ltd., a communications and public affairs firm headquartered in Washington, D.C. She has managed national media, public policy and political campaigns for 20 years. Washingtonian magazine called Ms. Davis one of "Washington's Most Powerful Women." She is a trustee and the Past President of the International Women's Forum, a worldwide organization of 1,500 women leaders. She serves on the Board of Directors for The Center for Democracy, the National Alliance to End Homelessness, Techmatics,
          Inc., and is a Board member and Vice Chairman of the International Business Council. Ms. Davis was honored as "National Business Woman of the Year" in 1994 and "Woman Business Advocate of the United States" by the Small
          Business Administration. She received a Bachelor of Arts from the University of Wisconsin, Madison, Wisconsin.

          Robert W. Chapel, CPA.   Mr. Chapel joined the Board of
          Directors in January 1997. Mr. Chapel is also a Director of The Southern Group, the controlling stockholder of National Affiliated Corporation. He currently is the Vice President of Finance for Volunteer Hospital Association, Inc., a healthcare alliance of 1,500 hospitals. Mr. Chapel was previously a manager with the Dallas office of Price Waterhouse, a big six CPA firm. Mr. Chapel received a Bachelor of Science and a Master Of Science in Accounting from Oklahoma State University.

          Sidney Clark "Rusty" Shaw II.   Mr. Shaw joined the Board
          of Directors in January 1997. Mr. Shaw is a Director of The Southern Group, the controlling stockholder of National Affiliated Corporation, and a Director of
          Maryland Southern Life Insurance Company.   Mr. Shaw is
          President of Shaw's Gulf, Inc., a retail sales firm located in Stillwater, Oklahoma, and he has held that position since 1971. Mr. Shaw received a Bachelor of Arts degree in Business Administration from Oklahoma State University, Stillwater, Oklahoma.

          Robert F. Meredith, III.   Mr. Meredith joined the Board
          of Directors of the Company and NAIL in June 1994, and the Board of Directors of NAMC in January 1995. Mr. Meredith also serves as a Director of the Louisiana Independent Oil & Gas Association, the Louisiana Association of Business & Industry, and Caldwell Bank & Trust Company. Mr. Meredith is the co-owner of Hogan Exploration, Inc. and Hogan Energy Corporation, which operates in Louisiana and Mississippi. Mr. Meredith received a Bachelor of Science from Louisiana State University.

          G. Vaughn Walton.   Mr. Walton joined the Board of
          Directors in March 1993 and also serves as a Director of NAIL and of NAMC. Mr. Walton is the owner of Royal Investment Company, Inc. and co-owner of The Oil Exchange in Alexandria, Louisiana. Mr. Walton received a Bachelor of Science from Louisiana Tech University.

          Bobby Williams. Mr. Williams joined the Board of Directors in May 1986 and also serves as a Director of NAIL. Mr. Williams is the President of Williams Brothers Furniture & Appliance Center in Many, Louisiana; President of Bob Ray Williams Enterprises, a real estate investment firm; Managing Partner of Bobby & Ray Williams Partnership, a real estate and timber firm; former President of the Sabine Parish School Board; Director of Sabine State Bank in Many, Louisiana; and Commissioner, Sabine Parish Sales Tax Commission. Mr. Williams attended Northwestern State University.

          Dan Van Wormer.   Mr. Van Wormer joined the Board of
          Directors of the Company in 1992 and also serves as a Director of NAMC. Mr. Van Wormer served as Vice President and Chief Marketing Officer of Providian Corporation, formerly
          Capital Holding Corporation until his retirement in October 1994. Mr. Van Wormer joined Capital Holding
          Corporation in 1979 and, in addition to his current position, has held the positions of Vice President, Corporate Services and Vice President, Agency Group.
          Prior to joining Capital Holding Corporation, Mr. Van
          Wormer served as an Underwriter, Manager of the New
          Business Department, Agent, and Vice President of Policy
          Services for People's Life Insurance Company.  Mr. Van
          Wormer, who has over thirty years of experience in the life insurance industry, is a Fellow with the Life
          Insurance Management Institute and a member of LIMRA's committee for marketing through supplemental distribution systems. Mr. Van Wormer is a former member of the Board of Directors of Inter Company Marketing and a past member of the Life Insurance Conference's committee on pre-need marketing. Mr. Van Wormer earned a BSBA from Prince
          Georges College.

          Jayne Davis Chapel. Ms. Chapel became Corporate Secretary of the Company and National Affiliated Investors Life in June 1997. Ms. Chapel is Director of Communications for and a Board member of The Southern Group, the controlling stockholder of National Affiliated Corporation. She is also on the Boards of Maryland Southern Life Insurance Company and Badger Drilling of Virginia, Inc. Prior to joining the Company, Ms. Chapel was Associate Director of Communications for the Chemical Manufacturers Association. Prior to that she worked at The White House during the Reagan Administration as a communications specialist.
          Ms. Chapel received a Bachelor of Arts from the University of Wisconsin, Madison, Wisconsin. Ms. Chapel is the spouse of
          Mr. Brent Chapel, the Vice Chairman and Chief Financial Officer of the Company.

Item 10:  Director and Officer Compensation

          Director Compensation

          The Company pays its outside directors (directors who are not employees or officers of the Company) a director's fee of $200 for each board meeting attended. Each director except Benjamin P. Wall has received options to purchase 10,000 shares of the Company s Common Stock pursuant to the Company s Stock Option Plan. Mr. Wall received options to purchase 25,000 shares of Common Stock. During the term of the Stock Option Plan, each new director that joins the Board of Directors will also receive options to purchase 10,000 shares of Common Stock. See "Executive Compensation -- Stock Option Plan" and "Security Ownership of Certain Beneficial Owners and Management." Additionally, the Company pays Mr. Wall $18,000 a year as compensation for his position as Chairman of the Board of the Company.

          Executive Compensation

          The following table sets forth the salary and bonus paid by the Company to the Company's former President and the chief executive officer of the Company. As mentioned above, Benjamin P. Wall receives compensation for his services as Chairman of the Board.

                    Summary Compensation Table

     Name and
Principal Position     Year      Salary    Bonus    Car Allowance   401(k)
                                                                  Contribution


Edward A. Carroll, Jr.
  Former President     1996    $ 92,000   $ 5,355      $  5,198     $ 2,760
                       1995    $ 92,000   $ 5,355      $  5,198     $ 2,760
                       1994    $ 92,000   $ 7,624      $  5,198     $ 2,760
Ira Gottshall, CEO     1996    $ 72,000



          Stock Option Plan

          In January 1995, the Board of Directors of NAC adopted the National Affiliated Corporation Stock Option Plan, which provides for grants of incentive and non-qualified stock options to directors, officers and employees of the Company. The Stock Option Plan provides for the issuance of up to 385,466 shares of Common Stock. Any shares subject to unexercised portions of stock options that have terminated may be reissued under new stock option grants.

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

          Options granted generally vest over a two or three-year period, with 25% or 50% (depending on years of service) vested immediately upon the later of the first anniversary of employment or the date of grant and an additional 25% vesting upon each anniversary. Non-vested portions will vest automatically if there is a sale of NAIL, a change of control of NAC, or the employee dies, retires due to disability or is terminated by the Company without cause.

          No options were issued to the individuals named in the executive compensation table during the last fiscal year.

          Employment Agreements

          The Company had employment agreements with each of the executive officers. The employment agreements, which have three-year terms, were renewed by the Company in July 1995. Pursuant to the terms of the employment agreement with the former President of the Company, the Company is obligated to pay to Mr. Carroll one year's salary and benefits in the event Mr. Carroll is terminated other than for cause. Other officers are each entitled to six month's salary and benefits under the terms of their respective employment agreements. In June 1997, the President, Chief Financial Officer and Secretary were replaced. No new employment contracts have been entered into by the Company.

Item 11:  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding common stock as of March 31, 1997 by each director of the Company, each executive officer named in the executive compensation table and all officers and directors as a group.

            Name of             Number of Shares        Ownership
       Beneficial Owner        Beneficially Owned       Percentage

       Michael J. Dugan            15,000                    *
       Sidney Clark Shaw, II       20,000                    *
       Robert F. Meredith, III     16,474                    *
       Dan Van Wormer               7,580                    *
       Benjamin P. Wall            51,397                    *
       G. Vaughn Walton            19,476                    *     1/
       Bobby Williams              14,325                    *     2/
       T. Brent Chapel         10,335,045                  73.8%   3/
       Ira L. Gottshall            20,000                    *
       Susan A. Davis              20,000                    *
       Robert W. Chapel            20,000                    *
       Clayton A. Carney           28,500                    *
       Mary K. Descant             16,500                    *

       The Southern Group      10,335,045                  73.8%   4/
       7212 Old Stage Road
       North Bethesda, MD  20852

       All Directors and       10,504,297                  75.03%
       Officers as a Group
       (13 Persons)

     * Less than .01%
     1/   Includes 598 shares held by Mr. Walton's children.
     2/   Includes 500 shares held by a partnership composed of Mr.
          Williams and his family.
     3/   Reflects shares owned by The Southern Group and its wholly-
          owned subsidiary, Maryland Southern Life Insurance Company, as to which Mr. Chapel has voting and investment power.
     4/   Includes the 5,435,928 held by The Southern Group and the
          additional  4,899,117 shares for which The Southern Group
          holds the right to acquire subject to the conversion
          rights of the Debenture holders.

Item 12:  Certain Relationships and Related Transactions

          The Company renewed a $2,000,000 face amount Directors and Officers Liability and Corporation Reimbursement Policy from Lexington Insurance Company on March 31, 1997. This policy, which provides coverage for alleged wrongful acts occurring on or after March 31, 1989, contains numerous exclusions. For the policy term of April 1, 1996 to April 1, 1997 the policy premium was $56,805 and for the policy term of April 1, 1997 to April 1, 1998 the policy premium was $70,350.

          It is the policy of the Company that all transactions with officers and directors be on terms that are no less favorable to the Company than would be available from unaffiliated parties. The Board of Directors believes that all transactions described under "Certain Transactions" meet this standard.

          The Company is involved in a transaction with The Southern Group, as indicated in the Stock Purchase Agreement at Exhibit (10)(b). The Southern Group is controlled by T. Brent Chapel, who is also a Director of the Company. This transaction provided to The Southern Group, which owns 5,435,928 shares of the Company, the ability to purchase 4,899,117 additional shares of the Company. The ability of The Southern Group to acquire the additional 4,899,117 is subordinated to the rights of holders of the debentures to convert the debentures into shares of the Company's common stock. See "Related Party Transacations" and "Debenture Offering."

          Related Party Transactions

          Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This resulted in a reserve transfer to MSLIC in the amount of $1,866,475. MSLIC paid the Company a ceding commission in the amount of $373,295 for a net reserve transfer of $1,493,180. MSLIC is a wholly-owned subsidiary of The Southern Group. This agreement was terminated December 31, 1996, and all business was recaptured by NAIL. The fees earned by MSLIC upon the recapture of this business are to be applied as an offset to the price of options to be acquired in the future.

          On January 16, 1996, TSG and the Company entered into a
          Stock Purchase Agreement, dated January 15, 1996
          ("Stock Purchase Agreement"), to which TSG agreed, subject to required state insurance regulatory approvals, to acquire an aggregate of 10,335,045 shares of common stock, or approximately 75% of the outstanding common stock of the Company for a purchase price of $6.8 million. In connection with the Stock Purchase Agreement the following transactions occurred:

          On February 26, 1996, TSG and the Company entered into the
          First Amendment to the Stock Purchase Agreement. TSG transferred $400,000 of investment grade corporate and governmental bonds from its working capital to National Affiliated Corporation for 300,000 shares (approximately 9%) of NAC common stock at $.65 per share, the balance represented a payable due to TSG which was to be used to purchase additional NAC common stock after approval of the acquisition by the Louisiana Insurance Commission.

          On May 13, 1996, TSG and the Company entered into the
          Second Amendment to the Stock Purchase Agreement.
          TSG purchased $500,000 of National Affiliated Corporation convertible preferred stock by transferring $250,000 of investment grade corporate and governmental bonds and $250,000 of publicly-traded common stocks from its working capital.

          On August 13, 1996, TSG and the Company entered into the
          Third Amendment to the Stock Purchase Agreement. TSG purchased $881,822 of NAC convertible preferred stock by transferring $881,822 in notes collateralized by publicly-traded stock. TSG acquired these notes in an exchange transaction with two parties unrelated to TSG. No profit was realized in this transaction.

          On September 5, 1996, TSG purchased 108,539 shares of common stock by drawing on $70,550 of the balance remaining from the February 26, 1996 transaction.

          On December 31, 1996, TSG and the Company entered into the Fourth Amendment to the Stock Purchase Agreement. TSG purchased 5,027,389 of NAC common stock by converting the NAC convertible preferred stock, contributing $1,425,000 in mortgages and $326,531 in publicly-traded common stock.
          TSG acquired the mortgages by issuing preferred stock and the stock was held in its investment portfolio.

          Subject to the voting agreement described below, through the ownership of more than a majority of the common stock of the Company, TSG has the ability to elect or remove all of the directors of the Company and, generally, as a result thereof, to exercise control over the management and affairs of the Company. By agreement between TSG and the Company, following the acquisition by TSG of a majority of the common stock of the Company, a Board of Directors meeting of the Company was held January 7, 1997, for the purpose of electing five persons nominated by TSG to serve on the Board of Directors of the Company. In order to make room on the Board of Directors for the nominees of TSG, John Boxberger, a member of the Board of Directors of the Company, voluntarily resigned his position on the Board. At the meeting, TSG nominated Sidney Shaw, Michael Dugan, Susan Davis, Robert Chapel and Ira Gottshall to the Board of Directors of the Company and the remaining members of the Board of Directors of the Company duly elected such persons to serve as directors until the next annual meeting of stockholders. In addition, Brent Chapel was elected to serve as Vice Chairman and Mr Gottshall was elected to serve as Chief Executive Officer of the Company. Accordingly, certain persons nominated by TSG, who also serve on the Board of Directors of TSG, now comprise a majority of the Board of Directors of the Company and occupy certain executive officer positions.

          Pursuant to the terms of the Fourth Amendment to the Stock Purchase Agreement, TSG has agreed to vote its shares of common stock of the Company for five persons designated by the Company to serve as directors of the Company. In addition, TSG has agreed for a period of two years (commencing December 31, 1996) to vote its shares of common stock of the Company in favor of the election of not fewer than three persons designated by the Company to serve as directors of the Company and to cause all committees of the Board of Directors of the Company to have at least one member who is a designee of the Company. The Fourth Amendment also provides that if TSG does not complete the purchase of 6,321,942 shares of common stock of the Company remaining unissued on or before April 30, 1997, TSG will for two years after vote its common stock to elect such number of designees of the Company to the Board of Directors of the Company as is necessary to constitute a majority.

          Brent Chapel, Chairman of the Board of Directors of TSG, owns approximately 67% of the voting securities of TSG and, therefore, has the ability to control the management and affairs of TSG through the election and removal of its directors. Certain shares of preferred stock of TSG owned by Mr Chapel has been pledged by him to secure certain promissory notes issued by him in connection with the acquisition of certain notes and assets that were contributed by Mr Chapel to TSG in exchange for shares of TSG stock. Certain of these notes and assets have been used by TSG to purchase the common and preferred stock of the Company, as set forth above. To the knowledge of the Company, an event of default by Mr Chapel under the notes or documents securing such notes and the forclosure by the holders thereof upon the preferred stock of TSG securing same would not result in any change of control of TSG or of the Company.

          On May 20, 1997, TSG and the Company entered into the Fifth Amendment to the Stock Purchase Agreement. The purpose of the Fifth Amendment was to subordinate the rights of TSG to acquire additional shares of common stock to allow the Company to have sufficient shares available for the holders of the debentures to convert such debentures into shares of common stock. This Fifth Amendment extended the time periods for TSG to acquire additional shares of common stock until July 31, 1997, and also extended the April 30, 1997 date in the above referenced voting agreement until July 31, 1997. The Company agreed to take all steps to increase the number of authorized shares of common stock to allow TSG to purchase the full number of shares of common stock as provided in the Stock Purchase Agreement. A copy of this amendment is provided as an exhibit.

          The assets transferred by TSG to the Company in connection with the NAC Agreement were acquired by TSG during 1995 and 1996. The cost of these assets to the Company was the same as the cost of such assets to TSG.


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

          (b)  Reports on Form 8-K:
               Form 8-K filed January 26, 1996
               Stock Purchase Agreement
               Form 8-K filed January 15, 1997

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

                (3)(a)   Articles of Incorporation of            1/
                          Registrant (8/4/82)

                (3)(b)   Articles of Amendment of                1/
                          Registrant (8/27/83)

                (3)(c)   By-Laws                                 1/

                (10)(a)  National Affiliated Corporation 1995    1/
                          Stock Option Plan and forms of
                          Option Agreements

                (10)(b)  Stock Purchase Agreement hereby incorporated
                          by reference from 8-K filed on January 26,
                          1996                                   1/

                (10)(c)  First Amendment to Stock Purchase Agreement

                (10)(d)  Second Amendment to Stock Purchase Agreement,
                          incorporated by reference from Form 10QSB, filed May 15, 1996.

                (10)(e)  Third Amendment to Stock Purchase Agreement,
                          incorporated by reference from Form 10QSB, filed August 15, 1996.

                (10)(f)  Fourth Amendment to Stock Purchase Agreement,
                          incorporated by reference from Form 8-K, filed January 15, 1997.

                (10)(g)  Fifth Amendment to Stock Purchase Agreement

                (10)(h)  Debenture Agreement - 4% Convertible Debenture,
                          due April 1, 1999.

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


                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

(Registrant)                     National Affiliated Corporation




By (Signature and Title)                Ira L. Gottshall, FLMI
        Ira L. Gottshall, FLMI, President and Chief Executive Officer, Director
Date     June 19, 1997

By (Signature and Title)                T. Brent Chapel, CPA
                      T. Brent Chapel, CPA, Vice Chairman of the Board and
                             Chief Financial Officer, Director
Date     June 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By (Signature and Title)                Benjamin P. Wall
                           Benjamin P. Wall, Chairman of the Board, Director
Date    June 19, 1997


By (Signature and Title)                Michael J. Dugan, Esq.
                           Michael J. Dugan, Esq., Director
Date    June 19, 1997


By (Signature and Title)                Susan A. Davis
                           Susan A. Davis, Director
Date    June 19, 1997


By (Signature and Title)                Sidney Clark ("Rusty") Shaw, II
                           Sidney Clark ("Rusty") Shaw, II, Director
Date    June 19, 1997


By (Signature and Title)                 Robert W. Chapel, CPA
                           Robert W. Chapel, CPA, Director
Date    June 19, 1997


By (Signature and Title)                 Robert F. Meredith, III
                           Robert F. Meredith, III, Director
Date    June 19, 1997


By (Signature and Title)                  Gary Vaughn Walton
                           Gary Vaughn Walton,  Director
Date    June 19, 1997


By (Signature and Title)                  Bobby Williams
                           Bobby Williams,  Director
Date    June 19, 1997


By (Signature and Title)                  Dan Van Wormer
                           Dan Van Wormer, Director
Date     June 19, 1997



INDEPENDENT AUDITOR'S REPORT

The Board of Directors of
 National Affiliated Corporation

We have audited the accompanying consolidated balance sheets of National Affiliated Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Affiliated Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the insurance operations of the Company have sustained significant losses over the last five years, which has adversely affected its working capital and its net equity. Should the losses continue, the Company's ability to maintain minimum capital requirements of the various states in which the Company is licensed may also be affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche, LLP

March 21, 1997, except for Note 7, as to which the date is May 9, 1997 and except for Note 16, as to which the date is May 21, 1997

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                         Notes    1996        1995
ASSETS:
Cash                                             $195,835    $306,686
Invested assets:                           3
   Fixed maturities available-for-sale at mark  1,227,902   3,555,962
   Equity securities available-for-sale at mar     80,938       1,250
   Mortgage loans                          15   1,425,000           0
   Collateral loans                        15     881,822           0
   Other long-term investments at equity          127,775     144,673
   Other long-term investments at market                0      29,000
   Certificates of deposit and time deposits       24,673     239,851
   Restricted assets at market                  1,032,000   1,040,162
Accrued investment income                          62,313      63,360
Finance notes receivable - net             4        7,117       8,750
Policy loans                                      107,830      83,571
Reinsurance receivable                            679,623   2,759,921
Other amounts receivable:
   Premiums due and uncollected                    25,458      21,028
   Agents' balances (net of allowance for unco    138,133     150,009
     account of $150,000 in 1996 and $131,500 in 1995)
   Other                                        2,139,330     398,957
Property - net                            5,6     136,839     192,794
Deferred policy acquisition costs         12      966,545     421,962
Other assets                                       21,482     217,890
TOTAL                                          $9,280,615  $9,635,826

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                        $3,650,190  $3,429,414
Policy claims                                     961,697     781,256
Unearned premiums                                  24,642      23,980
Dividends left on deposit                         304,697     389,955
Advance premium deposits                          168,141     174,678
Other policyholders' funds                         11,452      17,152
Accounts payable and accruals                     301,464   2,088,754
   Total liabilities                            5,422,283   6,905,189
Commitments and contingent liabilities   7,10
Stockholders' equity:                     3,8
   Voting common shares, no par; 14,000,000 sh
     authorized; 8,740,915 and 3,461,028 share  9,275,003   5,846,901
   Additional paid-in capital                     154,500     154,500
   Net unrealized investment gains (losses)      (508,846)    171,973
   Accumulated deficit                         (5,062,325) (2,710,237)
        Subtotal                                3,858,332   3,463,137
   Less treasury stock - at cost (181,539 shar          0     732,500
   Total stockholders' equity                   3,858,332   2,730,637
TOTAL                                          $9,280,615  $9,635,826

See notes to consolidated financial statements.




NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                         Notes    1996        1995
REVENUES:
Insurance premiums                             $1,879,452  $2,727,313
Net investment income                      3      450,836     366,431
Finance company interest and fees                   1,136       1,360
Other income                                       47,626      47,678
   Total revenues                               2,379,050   3,142,782

EXPENSES:
Increase (decrease) in policy benefit reserves    385,307    (428,664)
Claims and other benefits                       1,520,601   1,376,242
Policyholder dividends                             12,523      13,347
Commission expense                                297,280     727,366
Depreciation and amortization                      20,186      29,446
Interest expense                                   57,864      54,010
Salaries, wages and taxes                         729,611     786,628
Other operating expense                         1,637,849   1,342,106
Amortization of deferred acquisition cost 12     (544,583)    797,752
   Total expenses                               4,116,638   4,698,233

LOSS BEFORE INCOME TAXES                       (1,737,588) (1,555,451)

PROVISION FOR INCOME TAXES                 9            0           0

NET LOSS                                      ($1,737,588)($1,555,451)

LOSS PER COMMON SHARE                              ($0.49)     ($0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,576,718   3,279,489


See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                    Balance     Stock   Change in               Balance
                    12-21-94    Issued  Unrealized Net Loss     12-31-95
                                        Gain/Loss

Voting Common Shar
      Number        3,461,028                                    3,461,028
      Amount       $5,846,901                                   $5,846,901

Additional Paid-In   $154,500                                     $154,500

Net Unrealized Los  ($284,084)           $456,057                 $171,973

Accumulated Defici($1,154,786)                     ($1,555,451)($2,710,237)

Treasury Stock
      Number         (181,539)                                    (181,539)
      Amount        ($732,500)                                   ($732,500)

TOTAL              $3,830,031        $0  $456,057  ($1,555,451) $2,730,637


                    Balance     Stock   Change in                Balance
                    12-31-95    Issued  Unrealized Net Loss      12-31-96
                                        Gain/Loss
Voting Common Shares
      Number        3,461,028  5,279,887                          8,740,915
      Amount       $5,846,901 $3,428,102                         $9,275,003

Additional Paid-In   $154,500                                      $154,500

Convertible Preferred            24,277                              24,277
      Stock Issued            $2,427,700                         $2,427,700

Preferred Stock                 (24,277)                            (24,277)
       Converted to Common   ($2,427,700)                       ($2,427,700)

Net Unrealized Los   $171,973           ($680,819)                ($508,846)

Accumulated Defici($2,710,237) ($614,500)          ($1,737,588) ($5,062,325)

Treasury Stock
      Number         (181,539)   181,539                                  0
      Amount        ($732,500)  $732,500                                 $0

TOTAL              $2,730,637  $3,546,102 ($680,819) ($1,737,588) $3,858,332

See notes to consolidated financial statements.


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                         Notes    1996          1995
Cash flows from operating activities:
Net loss                                          ($1,737,588)  ($1,555,451)
Non-cash and non-operating items:
   Gain on sale of invested assets                   (208,840)       (1,390)
   Undistributed losses of investee                         0         1,254
   Increase of uncollectible accounts receivab         28,062        78,700
   Depreciation and amortization                       20,186        29,446
   Loss on disposal of property                        47,300             0
Change in assets and liabilities:
   Deferred policy acquisition costs      13         (544,583)      797,752
   Policy benefit reserves and unearned premiu        221,438       179,696
   Policy claims                                      180,441       163,748
   Equity write-down of other long-term invest         16,898        11,379
   Accounts payable and accruals                   (1,787,290)    1,841,406
   Due from reinsurance companies                   2,080,298    (2,379,521)
   Other                                           (1,549,726)     (426,929)
Net cash used in operating activities              (3,233,404)   (1,259,910)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale            (849,958)   (1,283,330)
   Finance notes receivable                           (10,000)            0
   Property                                           (11,531)      (81,186)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale           3,861,044     2,361,392
      Other long-term investments                      29,000             0
      Certificates of deposit and time deposit        215,178       315,912
   Finance notes receivable                             2,071        38,713
Policy loans                                          (24,259)       11,622
Agent's balances - net                                 (6,624)        5,678
Net cash provided from investing activities         3,204,921     1,368,801

Cash flows from financing activities:
Withdrawals of dividends and advance premiums         (95,117)     (163,635)
Sale of common stock                                   12,749             0
Net cash provided from (used in) financing act        (82,368)     (163,635)
Net decrease in cash                                 (110,851)      (54,744)
Cash at beginning of year                             306,686       361,430
Cash at end of year                                  $195,835      $306,686



NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
Continued

                                                     1996        1995
Supplemental Cash Flows Disclosures:
Interest paid                                     $30,497     $46,330
Income taxes paid                                      $0          $0

Supplemental Schedule of Noncash Investing and Financing Activities:

181,539 shares of treasury stock was converted to issued shares and fixed maturity investments of $118,000 were acquired.

227,000 shares of common stock was issued and fixed maturity investments of $147,550 were acquired.

24,277 shares of preferred stock was issued and the following assets were assumed:

             Equity investments                  $120,878
             Mortgage loans                     1,425,000
             Collateral loans                     881,822
                                               $2,427,700

5,027,389 shares of common stock was issued upon the conversion of preferred stock and the assumption of the following assets:

             Preferred stock conversion        $2,427,700
             Fixed maturity investments           384,450
             Equity investments                   455,653
                                               $3,267,803

See notes to consolidated financial statements.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


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

                    Fair Value - For all financial instruments affected by this statement recorded or disclosed in the Company's financial statements, the carrying amount is a reasonable estimate of fair value.

                    Invested Assets consist of common and preferred stocks, bonds and government securities carried at market value, mortgage loans, collateral loans and certificates of deposit carried at cost, and other investments (which are investments in limited partnerships) carried at equity. Permanent declines are accounted for as realized losses.

                    Investment securities are classified into three categories: held-to-maturity, trading and available-for-sale. The Company has classified all of its investment securities as available-for-sale. As a result these securities are required to be reported in the balance sheet at their market value, with unrealized gains and losses reported in a separate component of stockholders' equity.

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

                    Policy Claims - Life and health insurance claim costs are accrued as they occur. The claim costs reported include provisions for: (1) reported losses in the process of settlement; and (2) estimated losses incurred but not yet reported. The liability for reported losses in the process of settlement was determined by estimating the anticipated amount payable on each reported claim. At December 31, 1996, there were approximately $16,200 in unsettled life claims and $13,900 in health claims in the process of settlement.

                    The liability for health claims incurred but not yet reported was estimated using a claim lag approach or ultimate completion approach. As of December 31, 1996, approximately $916,000 has been recorded as an estimate of the incurred but not yet reported liability for health claims.

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

                    Participating Policies comprise approximately 32% of total life insurance in force at December 31, 1996. Dividends on such policies are determined annually by the Board of Directors of the insurance company. During 1984, the Company's management adopted a policy providing that such policy dividends each year would total at least 50% of the total earnings and profits of its life insurance subsidiary, as determined in accordance with statutory accounting practices prescribed by insurance regulatory authorities. On December 10, 1991, the Board of Directors passed a resolution to limit the amount of statutory earnings that may be paid as dividends to holders of the above policies to 50% of such earnings as determined at the end of each calendar year.

                    Life Insurance in force was approximately $107,891,000 and $145,395,000 December 31, 1996 and 1995, respectively.

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

                    Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by the insurance subsidiary. At December 31, 1996, the agreement was terminated and NAIL recaptured the ceded amount.

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

                                                  1996               1995
                         Direct premiums       $2,834,940        $3,114,190
                         Premiums ceded          (955,488)         (386,877)
                         Net premiums          $1,879,452        $2,727,313


                    Regulatory Accounting - Accounting records of the insurance subsidiary are also maintained in accordance with statutory accounting practices prescribed or authorized by insurance regulatory authorities. The insurance subsidiary's combined equity pursuant to statutory accounting principles as filed March 1, 1997 was $2,469,157 and $1,238,325 at December 31, 1996 and 1995, respectively. Regulatory accounting basis net loss for the years ended December 31, 1996 and 1995 was $1,709,728 and $1,056,397,
                    respectively.

                    Approval by regulatory authorities is required for payment of common stock dividends by insurance companies other than from unassigned retained earnings, as determined on a statutory accounting basis. At December 31, 1996, no dividends could be paid by the Company's insurance subsidiary. Loans and advances by insurance companies to parents and affiliates are restricted by law.


NOTE 3 - INVESTED ASSETS

The Company's invested assets at December 31, 1996 and 1995 consisted of the following:

                                             Gross     Gross
                                 Amortized UnrealizedUnrealized  Market
                                   Value     Gains     Losses    Value
1996
Fixed maturities available-for-sale
   US Government and agencies   $1,289,787   $10,876    $7,248 $1,293,415
   Public utilities                 60,063     2,937         0     63,000
   Corporate                       416,503    14,703     2,719    428,487
 Less restricted bonds            (556,752)     (421)     (173)  (557,000)
     Total fixed maturities      1,209,601    28,095     9,794  1,227,902

Redeemable preferred stock           2,144         0     2,144          0
Common stocks:
   Banks                            30,000         0    28,750      1,250
   Corporate                       576,531         0   496,843     79,688
     Total equity securities       608,675         0   527,737     80,938
Other long-term investments        127,775         0         0    127,775
Mortgage loans                   1,425,000         0         0  1,425,000
Collateral loans                   881,822         0         0    881,822
Certificates of deposit and time   499,673         0         0    499,673
   Less restricted CDs            (475,000)        0         0   (475,000)
      Total CDs and time deposits   24,673         0         0     24,673
Subtotal                         4,277,546    28,095   537,531  3,768,110
Restricted assets                1,031,752       421       173  1,032,000
Total invested assets           $5,309,298   $28,516  $537,704 $4,800,110

1995
Fixed maturities available-for-sale
   US Government and agencies   $2,826,739  $183,067    $3,025 $3,006,781
   States, municipalities, and political
       subdivisions                122,728     3,134         0    125,862
   Public utilities                100,115    10,885         0    111,000
   Corporate                       820,332    59,175     2,026    877,481
 Less restricted bonds            (551,032)  (14,130)        0   (565,162)
     Total fixed maturities avail3,318,882   242,131     5,051  3,555,962

Redeemable preferred stock           2,144         0     2,144          0
Common stocks:
   Banks                            30,000         0    28,750      1,250
     Total equity securities        32,144         0    30,894      1,250

Other long-term investments        222,358         0    48,685    173,673
Certificates of deposit and time   714,851         0         0    714,851
   Less restricted CDs            (475,000)        0         0   (475,000)
      Total CDs and time deposits  239,851         0         0    239,851
Subtotal                         3,813,235   242,131    84,630  3,970,736
Restricted assets                1,026,032    14,130         0  1,040,162
Total invested assets           $4,839,267  $256,261   $84,630 $5,010,898


The amortized value and market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                   Amortized              Market
                                   Value                  Value

     Due in years 1 through 5      $  680,818             $  681,868
     Due in years 6 through 10        322,458                325,189
     Due after 10 years               300,158                312,911
     Fixed maturities               1,303,434              1,319,968

     Mortgage-backed securities       462,919                464,934
     Total                         $1,766,353             $1,784,902

Certificates of deposit and fixed maturities in the aggregate amount of $1,032,000 are being held in safekeeping by banks for state insurance departments as required by law and, as such, these funds are not available for use in operations.

There were no fixed maturities and other long-term investments which were non-income producing in the two-year period ended December 31, 1996.

The composition of net investment income for the two years ended December 31 follows:

                                                  1996                1995
Gross investment income:
   Equity securities                           $     730         $       50
   Certificates of deposit and time deposits      28,081             43,054
   Fixed maturities and long-term investments    227,690            346,617
       Subtotal                                  256,501            389,721
   Net realized gains                            208,840              1,390
   Investment expenses                          ( 14,505)           (24,680)
   Net investment income                       $ 450,836         $  366,431

The cost of investments sold is generally determined using the specific identification method. Proceeds, gains and losses from sales of investments, all of which are related to fixed maturity securities, for the two years ended December 31 are:

                                    Proceeds        Gains           Losses
1996
     Fixed maturities              $3,861,044      $282,702        $25,217
     Other long term investments       29,000             0         48,645
     Total                         $3,890,044      $282,702        $73,862

1995
     Fixed maturities              $2,361,392       $30,291        $28,901

NOTE 4 - FINANCE NOTES RECEIVABLE


Components of the finance notes receivable at December 31 were as follows:

                                            1996                1995

     Premium finance                     $ 157,000             $ 157,000
     Precomputed direct                      9,075                 9,075
     Interest bearing direct                35,774                27,845
     Total                                 201,849               193,920
     Less:    Allowance for uncollectible
              accounts                    (194,732)             (185,170)
     Total                               $   7,117             $   8,750

NOTE 5 - LEASES


Company as Lessee - The Company is committed under operating leases involving office facilities and various equipment. The lease with England Economic and Industrial Development District for office space will expire May 1, 1998.

Rent expense under operating leases was:  1996 - $85,370; 1995 - $103,437.

NOTE 6 - PROPERTY


Property at December 31 is summarized as follows:

                                             1996                 1995
      Land held for future development     $ 124,303             $ 124,303
      Furniture and equipment                220,620               369,069
      Subtotal                               344,923               493,372
      Less accumulated depreciation         (208,840)              (300,78)
      Property - net                       $ 136,839             $ 192,794

Depreciation and amortization expense for the years ended December 31, 1996 and 1995 was $20,186 and $29,446, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES


The Company is contingently liable for insurance ceded to reinsurers in the event that reinsurance companies are unable to meet their obligations.
(See Note 2)

From time to time, the Company and its subsidiaries are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies or other contracts of the Company. Even though the Company may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in the consolidated financial statements that approximate its estimated potential liability. Included in the financial statements is a total reserve of $322,000 that has been established with respect to all of the lawsuits and claims against the Company. In management's opinion, resolution of these outstanding lawsuits and claims will not result in any additional material impact on the financial condition of the Company.

The Company has two lawsuits outstanding related to claims by purchasers of the FLA 100 founders policies issued from 1984 to 1988. In one of the suits, the plaintiff is alleging breach of contract and fraud regarding the sale of an FLA 100 founders policy. The trial court rendered a judgement in the approximate amount of $34,000 plus interest in favor of the plaintiff. This judgement was affirmed by the Third Circuit Court of Appeals and NAIL filed an appeal with the Supreme Court of State of Louisiana. On May 9, 1997, the Supreme Court of the State of Louisiana denied the request of NAIL to hear an appeal on this matter. In a separate lawsuit also related to the FLA 100 founders policies, plaintiffs representing the class of persons that purchased FLA 100 founders policies allege fraudulent sales practices by former employees of NAIL and are seeking unspecified damages. While the Company intends to vigorously defend these lawsuits, an adverse judgement in the class action lawsuit would have a material adverse effect on the Company.

NAIL is a defendant in four separate lawsuits related to a common series of events regarding a health policy issued in Alabama. These cases involve alleged misrepresentations by an agent to employees of a garment plant in Greensboro, Alabama regarding the use of earned income credit to fund the cost of health insurance policies. Although NAIL believes that the amount of compensatory damages claimed for each plaintiff are likely in the range of $1,000 the plaintiffs have made claims for punitive damages. Three of the cases were filed by individual plaintiffs. The fourth case includes as plaintiffs approximately 50 employees of the garment plant and a stipulation that the maximum recovery for any one plaintiff would be $50,000. NAIL believes that not all of the plaintiffs in the fourth case paid any policy premiums or were included in the policies. NAIL is vigorously defending these cases and does not anticipate that a resolution of the outstanding lawsuits and claims will result in any additional material impact on the financial condition of the Company.

In an additional lawsuit in Alabama the plaintiff alleges breach of contract, fraud and related causes of action based on the alleged failure of NAIL to provide coverage under a short-term medical policy. The plaintiff has claimed approximately $30,000 in medical expenses and has requested other unspecified claims including a claim for punitive damages. This claim arises from an agent that was not a licensed agent of NAIL allegedly failing to cause timely delivery to NAIL of the plaintiff's insurance policy application and premium payment during the required 30 day application period, and the subsequent denial by NAIL to provide coverage for claims related to injuries sustained by the plaintiff before a policy was delivered to NAIL's home office. NAIL is vigorously defending this suit and does not anticipate that a resolution of this outstanding lawsuit and claim will result in any additional material impact on the financial condition of the Company.

The Company has other outstanding lawsuits as well as other claims that arise in the ordinary course of business.

NOTE 8 - CAPITAL STOCK


The classes of stock outstanding at December 31, 1996 and 1995 are as follows:
Voting Common Shares, no par value - The Company is authorized to issue 14,000,000 shares of this class of stock and, except as otherwise determined by the Board of Directors, it is the only class of stock entitled to vote for the directors of the Company.

Voting privileges attaching to the voting common shares are subject to any rights that may be conferred by the Board of Directors on holders of the preferred stock of the Company should such class of stock be issued in the future. Voting common shares do not have preemptive or cumulative voting rights.

Preferred Stock, $100 par value - The Company has 1,500,000 authorized shares of $100 par value preferred stock, none of which is outstanding at either December 31, 1996 or 1995.



NOTE 9 - INCOME TAXES


Reported income tax expense for the two years ended December 31, 1996, differs from the amount computed by applying the normal federal and state income tax rates to consolidated income before taxes for the following reasons:

                                           1996                      1995
        Normal tax benefit              $ (599,659)               $ (606,626)

 Differences result from:
         Operating losses not given
            tax benefit                    594,659                   601,626
         Other                               5,000                     5,000

        Reported tax expense            $      -0-                $      -0-

Deferred income taxes primarily consist of future tax benefits (liabilities) attributable to:

    Assets (Liabilities)                       1996                  1995
    Unamortized deferred acquisition costs   $  (260,309)         $ (136,425)
    Policy benefit reserves                     (367,377)           ( 87,730)
    Unearned premiums                             (9,610)           (  9,352)
    Net operating loss carryforward            1,616,205             880,796
    Tax credits                                   13,708              13,708
    Total                                        992,617             660,997

    Less valuation allowance                  (  992,617)           (660,997)
    Net deferred tax asset                   $       -0-          $      -0-

Based on conservatism, Management has elected to record a full valuation allowance at this time.

At December 31, 1996, the Company has for tax purposes, approximately $4,144,000 of net operating loss carryforward expiring between 2007 and 2011. Additionally, the Company has alternative minimum tax credits of $35,200 available to offset future income taxes subject to certain limitations.

NOTE 10 - RELATED PARTY BALANCES AND TRANSACTIONS


Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company, (MSLIC), entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This resulted in a reserve transfer to MSLIC in the amount of $1,866,475. MSLIC paid the Company a ceding commission in the amount of $373,295 which resulted in a net reserve transfer of $1,493,180. MSLIC is a wholly-owned subsidiary of The Southern Group. This agreement was terminated December 31, 1996 and all business was recaptured by NAIL.

On January 16, 1996, TSG and the Company entered into a Stock Purchase Agreement, dated as of January 15, 1996, pursuant to which TSG agreed, subject to receipt of required state insurance regulatory approvals, to acquire an aggregate of 10,335,045 shares of common stock, or approximately 75% of the outstanding common stock of NAC for a purchase price of $6.8 million dollars. In connection with the NAC agreement the following transactions occurred:

March 7, 1996 - The Southern Group, Inc. transferred $400,000 of investment grade corporate and governmental bonds from its working capital to National Affiliated Corporation for 300,000 shares of NAC common stock at $.65 per share. The balance represented a payable due to TSG which was to be used to purchase additional NAC common stock after approval of the acquisition by the Louisiana Insurance Commission.

May 15, 1996 - TSG purchased $500,000 of National Affiliated Corporation convertible preferred stock by transferring $250,000 of investment grade corporate and governmental bonds and $250,000 of publicly-traded common stocks from its working capital.

August 15, 1996 - TSG purchased $881,822 of NAC convertible preferred stock by transferring $881,822 in notes collateralized by publicly-traded stock. TSG acquired these notes in an exchange transaction with two parties unrelated to TSG. No profit was realized in this transaction. TSG purchased 108,539 NAC common shares by drawing on $70,550 of the balance remaining from the 3/7/96 transaction.

December 31, 1996 - TSG purchased 5,027,389 of NAC common stock by converting the NAC convertible preferred stock, contributing $1,425,000 in mortgages and $326,531 in publicly-traded common stock. TSG acquired the mortgages by issuing preferred stock and the stock was held in its investment portfolio.

NOTE 11 - SEGMENT INFORMATION


The Company's operations consist primarily of the sales of insurance products. The following table indicates the Company's revenues, income (loss) from operations and assets for each segment for the years ended December 31, 1996 and 1995.

                                      General    Adjustments
                                     Corporate       and
                         Insurance   and Other   Eliminations    Consolidated
Year ended December 31, 1996:
Revenues from unaffiliated
 customers             $ 2,351,442  $     27,608                  $ 2,379,050
Intersegment revenues                    142,817  $  (142,817)

Total revenue          $ 2,351,442  $    170,425  $  (142,817)    $ 2,379,050

Net (loss) income      $(1,451,059) $   (286,529)                 $(1,737,588)

Assets                 $ 8,726,948  $  8,689,576  $(8,135,909)    $ 9,280,615
Deprec and amort       $    18,240  $      1,946                  $    20,186
Capital expenditures   $     5,230  $      6,301                  $    11,531
-------------------------------------------------------------------------------
Year ended December 31, 1995:
Revenues from unaffiliated
   customers           $ 3,139,732  $      3,050                  $ 3,142,782
Intersegment revenues                    241,319  $  (241,319)
Total revenue          $ 3,139,732  $    244,369  $  (241,319)    $ 3,142,782

Net (loss) income      $(1,545,203) $    (10,248)                 $(1,555,451)

Assets                 $ 9,391,125  $  5,629,163  $(5,384,462)    $ 9,635,826
Deprec and amort       $    21,473  $      7,973                  $    29,446
Capital expenditures   $    81,186                                $    81,186

Intersegment revenue is recorded at estimated fair market value and income from intersegment transactions is included in operating income (loss).

NOTE 12 - DEFERRED POLICY ACQUISITION COSTS


On an annual basis, the Company estimates its future experience on the policies in force, projects future premiums, expenses and benefit payments, and compares the present values of these with the unamortized deferred policy acquisition costs (DAC). If future profits are not sufficient to amortize the recorded deferred acquisition costs, additional amortization is taken. The total amortization of DAC for 1996 and 1995 was $(544,583) and $797,752, respectively. The high expense in 1995 resulted from the reinsurance ceded to MSLIC and the high credit in 1996 was a result of the recapture of this ceded amount.

NOTE 13 - GOING CONCERN

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

The Company has begun an active program of reviewing potential candidates for acquisition of profitable insurance companies and blocks of business as well as reviewing proposals from sources of acquisition financing. The Company intends to attempt to acquire at least on additional life insurance company during the remainder of 1997.

NOTE 14 - STOCK OPTION PLAN

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

In accordance with the Stock Option Plan, the exercise price of stock options issued in January 1995 was set at $.50 per share, which the Board of Directors believes approximates a fair market value of the common stock on the date of grant. The options expire in January 2005. The Stock Option Plan permits the exercise of stock options by delivery of shares of common stock owned by the optionee in lieu of or in addition to cash or by financing made available by the Company.

Granted options generally vest over a two or three-year period, with 25% or 50% (depending on years of service) vested immediately upon the later of the first anniversary of employment or the date of grant and an additional 25% vesting upon each anniversary. Non-vested portions will vest automatically if there is a sale of NAIL, a change of control of NAC, or the employee dies, retires due to disability or is terminated by the Company without cause.

In addition, the Company granted a one time stock option for 50,000 shares to a professional financial public relations firm who assisted the Company in its recapitalization efforts. This option may be exercised over a two-year period from May 1, 1995 at a cost of $.50 per share.

       Stock Options              Number of Shares       Option Price

    Granted                            435,466               $.50
    Lapsed or canceled                  83,857                .50
    Exercised                           49,998                .50
    Outstanding at December 31, 1996   301,611                .50
    Exercisable at December 31, 1996   301,611                .50

The  Company  applies   Accounting   Principles  Board  Opinion  No.  25,
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined based on the fair value at the grant dates for awards in 1996 and 1995 under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"), the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1996 and 1995, would have been as follows:

                                    1996                             1995
                           As reported   Pro forma    As reported    Pro forma
                              (Dollars in thousands, except per share amounts)

Net income (loss)..........   $(1,738)    $(1,613)      $(1,555)      $(2,204)
Primary earnings per share.     (0.49)      (0.45)        (0.47)        (0.67)
Fully diluted earnings per share(0.45)      (0.42)        (0.42)        (0.59)

The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option-price model with the following weighted-average assumptions for 1996 and 1995:
                                               1995 Grants
                                    Employee and Director Stock Option Plan
                                   --------------------------------------------
Risk-free interest rates..............         6.0%
Dividend yields.......................         0.0%
Volatility factors....................         466%
Weighted average expected life........       5 years
Weighted average fair value per share.        $1.44

The  Black-Scholes   option  valuation  model  was  developed  for  use  in
estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price
volatility.   Because our employee stock options have characteristics
significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information for the years ended December 31, 1996 and 1995, is presented below:

                                         1996                        1995
                                        ----------          ----------------
                                      Weighted             Weighted
                                       average Exercise     average  Exercise
                                        shares  price       shares     price

Outstanding at the beginning of year.  435,466   N/A           0
Granted..............................        0            435,466     $0.50
Exercised............................  (49,998)  $0.50
Forfeited............................  (83,857)  $0.50
Outstanding at the end of the year...  301,611   $0.50    435,466     $0.50
Options exercisable at year-end......  301,611            435,466
Available for future grant...........   83,857                  0

NOTE 15 - MORTGAGE LOANS/COLLATERAL LOANS


The Company has three mortgage loans dated December 30, 1996, for $475,000 each. Principal and interest (8%) is payable semi-annually in forty equal installments beginning June 30, 1997. The notes are secured by land with an estimated market value of $1,900,000.

The Company has two collateral loans dated October 31, 1996 for $440,911 each. Interest (8%) is payable quarterly and principal is payable at July 31, 1997. The notes are secured by equity securities with a market value of $1,148,000 at December 31, 1996.

NOTE 16 - SUBSEQUENT EVENTS

The Company also issued a convertible debenture totaling $1.5 million on May 21, 1997. The proceeds of the debenture offering were used by the Company to pay the cost of the distribution of the debentures and to acquire approximately $1.35 million of mortgage notes and other securities from NAIL and for the general working capital of NAIL.

The terms of the debenture offering are as follows:

       Maximum amount of debentures offered:          $2,500,000
       Interest rate:                                 4 %
       Maturity:                                      April 1, 1999
       Conversion feature:                  Convertible at holder's option into
                                            shares of common stock of NAC

Each holder of the debenture is entitled, at its option, to convert at any time commencing forty-five (45) days after the closing of the sale of the debenture the principal amount plus accrued interest on the debenture into shares of the Company's common stock. The conversion price shall equal the lesser of
(a) $4.00 per share or (b) 80% of the market price of the conversion date.


                                                             Exhibit 10(g)
      FIFTH AMENDMENT TO STOCK PURCHASE AGREEMENT

     This Fifth Amendment ("Amendment") is to that certain Stock Purchase Agreement ("Agreement") dated January 15, 1996, and as amended as of February 26, 1996, May 13, 1996, August 13, 1996 and December 31, 1996
by and between National Affiliated Corporation, a Louisiana corporation and registered insurance holding corporation ("Seller" or "NAC"), and The Southern Group, Inc. a Maryland corporation ("Buyer" or "TSG").

     WHEREAS, the board of directors of NAC and the board of directors of TSG have determined that it is in the best interests of NAC and TSG to allow NAC to obtain additional capital through the sale of certain convertible debentures to unrelated persons;

     WHEREAS, the terms of the convertible debentures provide each holder of debentures with the right to convert any unpaid principal and accrued interest with respect to the debentures into shares of common stock of NAC ("NAC Shares");

     WHEREAS, the terms of the Stock Purchase Agreement, as amended, provide to TSG as Buyer the right to purchase all remaining authorized but unissued NAC Shares;

     WHEREAS, the parties desire to enter into this Fifth Amendment to the Stock Purchase Agreement ("Fifth Amendment") to provide for the subordination of the rights of TSG to purchase additional NAC Shares to the rights of any debenture holders to convert debentures into NAC Shares and for the extension of the closing date for the acquisition of the NAC Shares by TSG and for an adjustment in the price per share for any NAC Shares acquired by TSG after April 30, 1997;

     WHEREAS, the parties desire for the acquisition of the NAC Preferred Stock, Additional NAC Preferred Stock and the NAC Shares, as described in the Agreement, the Amendment, the Second Amendment, the Third
Amendment, the Fourth Amendment and the Fifth Amendment, to constitute a series of acquisitions all part of a common plan of transfer of assets from Buyer to NAC in a transaction that will qualify as a non-taxable corporate reorganization under section 368 of the Internal Revenue Code of 1986, as amended;

     NOW THEREFORE, the parties hereby agree to modify the terms of the Agreement as follows:

       1.Subordination of Stock Purchase Rights.TSG hereby subordinates its rights to purchase additional NAC Shares to the conversion rights of holders of the 4% Convertible Debentures, which are being issued by NAC in a maximum principal amount of two million five hundred thousand dollars ($2,500,000) ("Debentures"). This subordination shall remain effective so long as any Debenture remain outstanding. Once converted to NAC Shares, a Debenture shall not be considered to be outstanding. This subordination shall also terminate on the date that the Articles of Incorporation of NAC are duly amended to authorize additional shares of common stock in a number, sufficient in the reasonable opinion of the board of directors of NAC to allow for the conversion of any outstanding Debentures and the purchase by TSG of the same number of shares as TSG has the right to purchase on the date immediately preceding the date of this Fifth Amendment.

      2.Covenant to Propose Authorization of Additional NAC Shares.
     NAC agrees to take all reasonable efforts cause an increase in the number of authorized shares of NAC common stock, including without limitation proposing to its shareholders an amendment of the articles of incorporation to increase the number of authorized shares of common stock.

      3.Modification of Dates for Subsequent Purchases of NAC Shares by TSG.

     The Agreement is amended hereby to permit additional closings at any time prior to July 31, 1997, at which Buyer may purchase any or all of the 6,321,942 NAC Shares which have not been issued as of the Closing
("Additional Closings"). At each Additional Closing, Seller will deliver to Buyer the NAC Shares to be issued, free and clear of all liens and encumbrances and Buyer will deliver to Seller the Purchase Price therefor, and no other deliveries of documents contemplated by Section 3.2 or 3.3 of the Agreement will be required. The price per share of each of the NAC Shares shall be increased to $0.85 for any acquisition of NAC Shares that is closed after April 30, 1997 but before May 31, 1997, and shall be increased to $0.90 for any acquisition of NAC Shares that is closed after May 31, 1997 but before June 30, 1997, and shall be increased to $0.95 per share for any acquisition of NAC Shares that closes after June 30, 1997 and before July 31, 1997.

       4.Voting Agreement.The voting agreement provided in the Fourth Amendment shall be amended to replace any reference to April 30, 1997 with a reference to July 31, 1997.

       5.Miscellaneous.Any other references in the Fourth
Amendment to April 30, 1997, which in such document was the last day on which TSG could acquire NAC Shares under the terms of that document, are hereby replaced with references to July 31, 1997, the last day on which TSG is authorized to acquire NAC Shares under the terms of this Fifth Amendment.

       6.Interpretation.Terms used herein, which are not otherwise defined or modified herein, but which are defined in the Agreement, shall have the meanings therein ascribed to them.

       7.Binding Effect.This Amendment (a) shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; (b) may be modified or amended only in writing signed by each party hereto; (c) may be executed by facsimile signatures and in several counterparts, and by the parties hereto on separate counterparts, and each counterpart, when so executed and delivered, shall constitute an original agreement, and all such separate counterparts shall constitute one and the same agreement; and (d) embodies the entire agreement and understanding between the parties with respect to the subject matter hereof and supersedes all prior agreements relating to such subject matter. Accordingly, except as modified by the terms of this Amendment, the terms of the Fourth Amendment shall remain without amendment or modification. In the event of a conflict between this Fifth Amendment and any other written agreement between the parties, including the Fourth Amendment, the terms of this Fifth Amendment shall control.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement on this the __ day of May, 1997.

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

By:______________________________
Name:___________________________
Its:______________________________


BUYER:

THE SOUTHERN GROUP, INC.

By:______________________________
Name:___________________________
Its:______________________________



                                                                 Exhibit 10(h)

     NEITHER THESE SECURITIES NOR THE SECURITIES
     ISSUABLE UPON CONVERSION  HEREOF HAVE BEEN
     REGISTERED WITH THE UNITED STATES SECURITIES
     AND EXCHANGE COMMISSION OR THE SECURITIES
     COMMISSION OF ANY STATE OR UNDER THE
     SECURITIES ACT OF 1933, AS AMENDED.  THE
     SECURITIES ARE RESTRICTED AND MAY NOT BE
     OFFERED, RESOLD, PLEDGED OR TRANSFERRED EXCEPT
     IN ACCORDANCE WITH REGULATION S UNDER THE ACT,
     OR AS PERMITTED UNDER THE ACT PURSUANT TO
     REGISTRATION OR EXEMPTION OR SAFE HARBOR
     THEREFROM.

No. _________                                      US $

NATIONAL AFFILIATED CORPORATION

4% CONVERTIBLE DEBENTURE DUE APRIL 1, 1999


         THIS DEBENTURE is one of a duly authorized issue of $2,500,000 in Debentures of NATIONAL AFFILIATED CORPORATION, a corporation duly organized and existing under the laws of the State of Florida (the "Company") designated as its 4% Convertible Debenture Due April 1, 1999.

         FOR VALUE RECEIVED, the Company promises to pay to _____________________________, the registered holder hereof (the "Holder"), the principal sum of ____________________________________ and no/100 (US
$_______________) Dollars on April 1, 1999 (the "Maturity Date") and to pay interest on the principal sum outstanding from time to time in arrears on
April 1, 1999 at the rate of 4% per annum accruing from the date of initial issuance. Accrual of interest shall commence on the first such business day to occur after the date hereof until payment in full of the principal sum has
been made or duly provided for.    Subject to the provisions of Paragraph 4
below, the principal of, and interest on, this Debenture are payable at the option of the Holder, in shares of Common Stock of the Company or in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time. The Company will pay the principal of and interest upon this Debenture on the Maturity Date, less any amounts required by law to be deducted, to the registered holder of this Debenture as of the tenth day prior to the Maturity Date and addressed to such holder as the last address appearing on the Debenture Register. The forwarding of such check shall constitute a payment of interest hereunder and shall satisfy and discharge the liability for principal and interest on this Debenture to the extent of the sum represented by such check plus any amounts so deducted.

         This Debenture is subject to the following additional provisions:

          1.The Debentures are issuable in denominations of Ten Thousand
Dollars (US$ 10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holders surrendering the same. No service charge will be made for such registration or transfer or exchange.

          2.The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith.

          3.This Debenture has been issued subject to investment
representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws. In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation including opinions that the issuance of the Debenture in such other name does not and will not cause a violation of the Act
or any applicable state or foreign securities laws.   Prior to due presentment
for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

          4.The Holder of this Debenture is entitled, at its option, to convert at any time (a) commencing forty-five (45) days after the closing of sale of the debenture (the "Closing"), the principal amount of this Debenture, provided that the principal amount is at least US $10,000 (unless if at the time of such election to convert the aggregate principal amount of all Debentures registered to the Holder is less that Ten Thousand Dollars (US $10,000), then the whole amount thereof) into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to lesser of (a) $4.00 or (b) 80% of the Market Price on the Conversion Date. For purposes of this Section 4, the Market Price shall be the average closing bid price of the Common Stock on the five (5) trading days immediately preceding the Closing or Conversion Date, as may be applicable, as reported by the National Association of Securities Dealers, or the closing bid price on the over-the-counter market on such date or, in the event the Common Stock is listed on a stock exchange, the Market Price shall be the closing price on the exchange on such date, as reported in the Wall Street Journal. Conversion shall be effectuated by surrendering the Debentures to be converted to the Company with the form of conversion notice attached hereto as Exhibit A, executed by the Holder of the Debenture evidencing such Holder's intention to convert this Debenture or a specified portion (as above provided) hereof, and accompanied, if required by the Company, by proper assignment hereof in blank. Interest accrued or accruing from the date of issuance to the date of conversion shall, at the option of the Holder, be paid in cash or Common Stock upon conversion. No fraction of Shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder has delivered this Debenture, with the conversion notice duly executed, to the Company or, if earlier, the date set forth in such notice of conversion if the Debenture is received by the Company within three (3) business days therefrom. Facsimile delivery of the conversion notice shall be accepted by the Company at telephone number (318) 442-3318. Certificates representing Common Stock upon conversion will be delivered within two (2) business days from the date the notice of conversion is delivered to the Company.

          5.No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein proscribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

          6.No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

          7.If the Company merges or consolidates with another corporation or sells or transfers all or substantially all of its assets to another person and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such merger, consolidation, sale or transfer, the Company and any such successor, purchaser or transferee shall amend this Debenture to provide that it may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable. In the event of any proposed merger, consolidation or sale or transfer of all or substantially all of the assets of the Company (a "Sale"), the Holder hereof shall have the right to convert by delivering a Notice of Conversion to the Company within fifteen
(15) days of receipt of notice of such Sale from the Company. In the event the Holder hereof shall elect not to convert, the Company may prepay all outstanding principal and accrued interest on this Debenture, less all amounts required by law to be deducted, upon wtice, the right of conversion shall terminate.

          8.The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

          9. This Debenture shall be governed by and construed in accordance with the laws of the State of New York. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

          10.The following shall constitute an "Event of Default":

         a. The Company shall default in the payment of principal or interest on this Debenture; or

         b. Any of the representations or warranties made by the Company herein, in the Subscription Agreement, or in any certificate or financial or other written statements heretofore or hereafter furnished by the Company in connection with the execution and delivery of this Debenture or the Subscription Agreement shall be false or misleading in any material respect at the time made; or

         c. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of the Conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as when required by this Debenture, and any such failure to the Company of such failure; or

         . The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under this Debenture and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

         e. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

         f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty
              (60) days after such appointment; or

         g. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty (60) days thereafter; or

         h. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand
              ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty(60) days or in any event later than five
              (5) days prior to the date of any proposed sale thereunder;
              or

         i. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty
              (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

         j. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law.

          11.Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: __________________, 1997
         NATIONAL AFFILIATED CORPORATION
         By:
_________________________________________

_________________________________________
         (Print Name)
_________________________________________
         (Title)

ATTEST:


________________________________________

                       EXHIBIT A


                  NOTICE OF CONVERSION

(To be Executed by the Registered Holder in order to Convert the Debenture)



         The undersigned hereby irrevocably elects to convert $
________________ of the principal amount of the above Debenture No. ___ into Shares of Common Stock of NATIONAL AFFILIATED CORPORATION. (the
"Company") according to the conditions hereof, as of the date written below.

         The undersigned represents that it is not a U.S. Person as defined in Regulation S promulgated under the Securities Act of 1933 and is not converting the Debenture on Behalf of any U.S. Person.

Date of Conversion
_______________________________________________________________

Applicable Conversion Price
________________________________________________________


Signature
__________________________________________________________________
         [Name]

 Address:
__________________________________________________________________

__________________________________________________________________




* This original Debenture and Notice of Conversion must be received by the Company by the fifth business date following the Date of Conversion.