Form 10QSB
period 1997-03-31
NATIONAL AFFILIATED CORP
filed 1997-07-25
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-QSB


(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1997  .

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
Yes     No


              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Registrant had  8,765,415  Voting Common Shares outstanding on March 31, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Financial Statements are attached beginning at page 6.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION
          Management's Discussion and Analysis of Financial Condition and Results of Operations is attached beginning at page 10.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company and NAIL are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies of NAIL or other contracts of the Company.

On July 11, 1997, NAIL reached an agreement with plaintiffs to settle four separate lawsuits related to a common series of events regarding a health policy in Alabama: Johnson v. NAIL, Thomas v. NAIL, Gooden v. NAIL, and Allen
v. NAIL. In connection with this settlement agreement, the plaintiffs will receive $850,000 of which $26,000 will be paid by NAIL and $824,000 will be paid by the insurance carrier for the Company. The settlement did not result in any additional charge to the earnings of the Company. A reserve for this lawsuit had been previously established.
The Alabama cases, which had been consolidated for purposes of discovery, related to claims regarding alleged misrepresentations by an agent to employees of a garment plant in Greensboro, Alabama, regarding the cost of health insurance policies. The Johnson, Thomas and Gooden cases were filed by individual plaintiffs. The Allen case included as plaintiffs, approximately 50 employees of the garment plant. NAIL believed that not all of the plaintiffs in the Allen case paid any policy premiums or were included in the policies.

NAIL has outstanding two lawsuits related to claims by purchasers of the FLA 100 founders policies. NAIL issued more than 14,000 individual FLA 100 founders policies from 1982 to 1988. At December 31, 1996, approximately 1,200 of these policies remained in force of which approximately 600 were premium paying. These founders policies were participating life policies that paid a dividend to policyholders. According to the terms of the policy, NAIL was not required to pay dividends after the third anniversary date of each policy. While NAIL did pay dividends during the required three anniversary dates on each policy, in 1992, NAIL ceased paying dividends with respect to any FLA 100 policies. In Landreneau, et. al.v. NAIL, plaintiff filed a lawsuit in Louisiana's 13th Judicial District Court on May 10, 1995, alleging breach of contract and fraud regarding the sale of FLA 100 founders policies. The plaintiff had purchased six units of coverage and paid for renewal for a total of five years on these policies. The trial court rendered a judgment in favor of the plaintiff in the approximate amount of $34,000, less the cost of insurance, which is approximately $7,000, plus interest. This judgment was in general computed as the amount of the premiums paid less the value of the life insurance coverage provided plus attorneys' fees. This judgment was affirmed by the Third Court of Appeals of the State of Louisiana and NAIL filed an appeal with the Supreme Court of the State of Louisiana. On May 9, 1997, the Supreme Court of the State of Louisiana denied the request of NAIL to hear an appeal of this matter. Accordingly, NAIL will be required to pay the amount of the judgment entered by the trial court. A separate lawsuit, Classert et. al. v. NAIL et. al., filed in the 18th Judicial District Court, on August 26, 1996, also relates to the FLA 100 founders policies. Five plaintiffs asserting to represent the class of persons that purchased FLA 100 founders policies allege fraudulent sales practices by former employees of NAIL and are seeking unspecified damages. NAIL opposes the certification of these plaintiffs as representatives of the class of persons that purchased FLA 100 policies and intends to continue to vigorously oppose such certification and otherwise to defend this case.

Although discovery has begun in the Classert case, there remain significant procedural matters to be resolved and significant additional discovery before NAIL will be able to make an accurate prediction of the likely outcome of this case. Based on the best estimates of the schedule for resolving the procedural and discovery matters in connection with this case, management believes that the issue of whether the case will proceed as a class action will be heard by the trial court in the third or fourth quarter of 1997 with a possible trial date not set until late 1998 or mid 1999.

If the court certifies a class of persons including a significant number of the former FLA 100 policyholders and a judgment is rendered in favor of such a class of plaintiffs, such an adverse judgment would have a material adverse effect on NAIL.

In a lawsuit styled Newsome v. NAIL, et. al., filed in the Jefferson County Circuit Court in Alabama, the plaintiff alleges breach of contract, fraud and related causes of action based on the alleged failure of NAIL to provide coverage under a short term medical policy. The plaintiff has claimed approximately $30,000 in medical expenses and has requested other unspecified claims including a claim for punitive damages. This claim arises from an agent that was not a licensed agent of NAIL allegedly failing to cause timely delivery to NAIL of the plaintiff's insurance policy application and premium payment during the required 30-day application period, and the subsequent denial by NAIL to provide coverage for claims related to injuries sustained by the plaintiff before a policy was delivered to NAIL's home office. NAIL is vigorously defending this suit and does not anticipate that a resolution of this outstanding lawsuit and claim will result in any additional material impact on the financial condition of the Company.

The Company and NAIL have other outstanding lawsuits as well as other claims that arise in the ordinary course of business. Even though the Company and NAIL may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements that approximate its estimated potential liability. Included in the financial statements is a total reserve of $322,000 that has been established with respect to all of the lawsuits and claims against the Company and NAIL. In establishing this reserve, management has taken into account the facts and circumstances of each case, the advice of counsel, the availability of insurance coverages and other factors deemed by them to be relevant.

ITEM 2.   CHANGES IN SECURITIES

A former director and three employees acquired 24,500 shares of common stock of the Company upon the exercise of options at $0.50 per share between February 18, 1997 and March 17, 1997. These shares were issued pursuant to a registration statement filed by the Company on Form S-8.

On May 21, 1997, NAC completed the sale of $1,500,000 of convertible debentures which was previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The debentures were sold to purchasers who were not United States persons in transactions occurring outside of the United States. All of the purchasers were institutional investors. The offering was completed with the assistance of European American Securities, Inc., a NASDAQ licensed broker-dealer domiciled in London, who was paid a commission of $150,000 in connection with the placement. The offering is intended to be exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit Index

                                  Description of        Sequential Numbering
          Exhibit Table Number       Exhibit                  Location

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

                                                NATIONAL AFFILIATED CORPORATION
                                                     (Registrant)




   Date: July 24, 1997                 By:T. Brent Chapel, CPA
                                          T. Brent Chapel, CPA
                                         Chief Financial Officer (Duly
                  authorized officer and principal accounting officer of the Registrant)
                  NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
                                                          1997            1996
ASSETS:
Cash                                                   $121,244        $195,835
Invested assets:
   Fixed maturities available-for-sale at market      1,416,509       1,227,902
   Equity securities available-for-sale at market       337,187          80,938
   Mortgage loans                                     1,661,875       1,425,000
   Collateral loans                                   1,244,322         881,822
   Other long-term investments at equity                118,114         127,775
   Other long-term investments at market                 39,000               0
   Certificates of deposit and time deposits            662,337          24,673
   Restricted assets at market                        1,030,039       1,032,000
Accrued investment income                                52,028          62,313
Finance notes receivable - net                            2,681           7,117
Policy loans                                             96,546         107,830
Reinsurance receivable                                  703,807         679,623
Other amounts receivable:
   Premiums due and uncollected                          14,161          25,458
   Agents' balances (net of allowance for uncollectible 169,740         138,133
     account of $150,000 in 1996 and $131,500 in 1995)
   Other                                                449,107       2,139,330
Property - net                                          135,399         136,839
Deferred policy acquisition costs                       876,606         966,545
Other assets                                             19,072          21,482
TOTAL                                                $9,149,774      $9,280,615

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                              $3,587,049      $3,650,190
Policy claims                                         1,109,417         961,697
Unearned premiums                                        25,670          24,642
Dividends left on deposit                               283,342         304,697
Advance premium deposits                                162,141         168,141
Other policyholders' funds                                7,904          11,452
Accounts payable and accruals                           347,262         301,464
   Total liabilities                                  5,522,785       5,422,283
Commitments and contingent liabilities
Stockholders' equity:
   Voting common shares, no par; 14,000,000 shares
    authorized; 8,740,915 and 3,461,028 shares issued 9,287,253       9,275,003
   Additional paid-in capital		                         154,500	        154,500
   Net unrealized investment gains (losses)            (547,188)       (508,846)
   Accumulated deficit                               (5,267,576)     (5,062,325)
        Subtotal                                      3,626,989       3,858,332
   Less treasury stock - at cost (181,539 shares)             0               0
   Total stockholders' equity                         3,626,989       3,858,332
TOTAL                                                $9,149,774      $9,280,615

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                           1997            1996
REVENUES:
Insurance premiums                                    $605,151        $533,919
Net investment income                                   60,702         135,608
Finance company interest and fees                          902               0
Other income                                            43,305          13,173
   Total revenues                                      710,060         682,700

EXPENSES:
Decrease in policy benefit reserves                   (361,085)        (22,046)
Claims and other benefits                              535,062         333,562
Policyholder dividends                                   2,252           2,211
Commission expense                                      57,954          85,326
Depreciation and amortization                            1,440           6,563
Interest expense                                        13,039           9,539
Salaries, wages and taxes                              165,375         185,277
Other operating expense                                161,335         309,784
Amortization of deferred acquisition costs              89,939         157,914
   Total expenses                                      665,311       1,068,130

GAIN (LOSS) BEFORE INCOME TAXES                         44,749        (385,430)

PROVISION FOR INCOME TAXES                                   0               0

NET GAIN (LOSS)                                        $44,749       ($385,430)

LOSS PER COMMON SHARE                                   $0.01          ($0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            8,753,165       3,579,489

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                       1997            1996
Cash flows from operating activities:
Net gain (loss)                                      $44,749       ($385,430)
Non-cash and non-operating items:
   Gain on sale of invested assets                     1,418         (77,501)
   Depreciation and amortization                       1,440           6,583
Change in assets and liabilities:
   Deferred policy acquisition costs                  89,939         157,914
   Policy benefit reserves and unearned premiums    (312,113)       (113,137)
   Policy claims		                                   147,720	       (195,934)
   Equity write-down of other long-term investments    9,661           3,444
   Accounts payable and accruals                      45,798      (1,557,760)
   Due from reinsurance companies                    (24,184)        107,717
    Other                                          1,710,667         275,775
Net cash used in operating activities              1,715,095      (1,778,329)

Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale           (616,245)       (872,640)
      Equity securities at market                   (262,500)              0
      Mortgage loans                                (236,875)              0
      Collateral loans                              (362,500)              0
      Other long-term investments                    (39,000)              0
      Certificates of deposit and time deposits     (637,664)              0
   Property                                                0               0
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale            396,090       1,972,875
      Other long-term investments                          0          29,000
      Certificates of deposit and time deposits            0         117,317
   Finance notes receivable                            4,436               0
Policy loans                                          11,284          (9,931)
Agent's balances - net                               (31,607)         17,121
Net cash provided from investing activities       (1,774,581)      1,253,742

Cash flows from financing activities:
Withdrawals of dividends and advance premiums - net  (27,355)        (29,566)
Sale of additional common stock                       12,250         195,000
Net cash provided from (used in) financing activities(15,105)        165,434
Net decrease in cash                                 (74,591)       (359,153)
Cash at beginning of year                            195,835         306,686
Cash at end of period                                121,244        ($52,467)

Supplemental cash flows disclosures:
Interest paid                                         $6,535          $1,482
Income taxes paid                                         $0              $0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year of 1997.

NOTE 2 - ACCOUNTING CHANGE


Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of investment securities into three categories: held-to-maturity, trading, and available for sale. The Company has classified all of its investment securities as available for sale. As a result, these securities are now required to be reported in the balance sheet at their fair value, with unrealized gains and losses reported in a separate component of stockholders' equity.

Management's Discussion and Analysis of Financial Condition and Results of
                           Operations


Management's discussion and analysis reviews the consolidated financial condition of National Affiliated Corporation ("NAC" or "the Company") at March 31, 1997 and 1996, the consolidated results of operations for the years ended March 31, 1997 and 1996, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected financial data.

Previously, the Company, through its wholly-owned subsidiary, National Affiliated Investors Life Insurance Company ("NAIL"), issued life and accident and health insurance policies to customers in targeted niche markets in urban and rural areas. Beginning in 1997, the Company changed its focus to reduce its operating and marketing costs and to begin steps to acquire other life insurance companies.

The Company reached agreement with plaintiffs to settle four lawsuits in Alabama. The settlement payment to the plaintiffs will be paid primarily by use of insurance coverage of NAIL and will not result in any additional charge to the earnings of the Company. See "Item 1. Legal Proceedings."



Financial Condition

The Company's assets at March 31, 1997, totaled $9,149,774 as compared to $9,280,615 on December 31, 1996. Liabilities totaled $5,272,785 and $5,422,283 on March 31, 1997 and December 31, 1996, respectively. Stockholder's equity increased to $3,876,989 at March 31, 1997, from $3,858,332 at December 31, 1996. Equity securities increased by $256,249 due to common stocks included in the recapture of the life insurance block. Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC) entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This agreement was terminated December 31, 1996 and the ceded business was recaptured by NAIL. This is a noncurring transaction. Insurance companies use coinsurance and reinsurance to increase their statutory capital.
This practice is more common in small insurance companies. The practice provides additional statutory capital immediately, but also has a negative impact on profits in the long run. The securities were sold in the second quarter of 1997 for a profit. Other accounts receivable decreased by $1,690,223 as a result of the reversal of the coinsurance transaction in February 1997. Policy Benefit Reserves decreased by $339,039 due to a decrease in the number and amount of policies. The reserves also decreased due to the reduction in cash outflows, which is a component of reserves if the company is losing money. The reduction in cash outflows resulted from the cost reduction program.

In the first quarter of 1997, the Company's earnings per share were $.01 on net income of $44,749, as compared to a loss per share in the first quarter of 1996 of $.11 on a loss of $385,430. Premium revenues exceeded the first quarter of 1996 by $71,000, or 13%, due to recapture of the 80% coinsurance from MSLIC in the first quarter of 1997. Policy claims and benefit reserves additions were reduced by $130,000, or 41%, and salaries were reduced by 11%. These improvements were due to outsourcing of operations and cost reduction programs implemented by new management. Other operating expenses were reduced by $149,000, or 48%.

Results of Operations

1997 Compared to 1996

The Company had a net profit for the first three months of 1997 of $44,749 compared to a loss of $385,430 for the three months ended March 31, 1996.
The earnings per common share were $.01 for the first quarter of 1997 compared to a loss of $.11 for the same period 1996. Total revenues in the first quarter 1997 increased to $710,060 from $682,700 in 1996. Premium revenues increased to $605,151 in the first quarter 1997 from $533,919 in 1996.

                                                  Three months ended March 31,
                                                 _____________________________
                                                            1997        1996

         Life premium                                   $ 185,476  $  259,762
         Life reinsurance premiums                         (1,711)   (151,490)
         A & H premiums                                   480,292     497,062
         A & H reinsurance premiums                       (58,906)    (71,415)
                                                          ______________________
      Total premium revenues                            $ 605,151$    533,919
                                                          ======================

Although total premiums increased, life premiums declined as a result of continuing lapses of FLA-100 policies. The Company ceased paying projected dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action has caused the lapse rate of these policies to increase.

The increase in the accident and health (A&H) premium is the result of adding additional members to the New Mexico group business. Management expects the number of lives covered to increase by 25% to 30% in 1997. The Company is applying for a 30% rate increase, which would be effective September 1, 1997, and an additional 7% premium increase for added benefits. Management expects that with this combination of increases in rates and lives covered, A&H premiums will grow by approximately 175% in the year following the rate increase.

Net investment income decreased to $60,702 as of March 31, 1997 as compared to $135,608 at March 31, 1996. This decrease was due to capital gains realized from the sale of assets in connection with a coinsurance transaction in the first quarter of 1996.

The Company's claims and other benefits increased to $535,062 for the first quarter of 1997 from $333,562 for the first quarter of 1996. The increase is the result of the claims incurred on the New Mexico policies described above. These claims were due to seven extraordinary cases including several leukemia cases and several premature births. Reinsurance covered a portion of the costs. Only one case of this magnitude occurred in the six years previous to this period. This unusual number of claims is not expected to occur again in future periods. The composition of benefits and claims and policyholder dividends for the three months ending March 31 are as follows:

                                            Three months ended March 31,
                                           ______________________________
                                                 1997               1996


    Life benefits                           $  141,123          $  29,137
    A & H benefits                             393,939            304,425
                                             ___________         _________
       Total benefits                       $  535,062          $ 333,562
                                             ===========         =========

Commission expense decreased to $57,954 for the first three months of 1997 from $85,326 for the first three months of 1996, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                                            Three months ended March 31,
                                          ______________________________
                                                1997              1996


     Life commissions                        $  8,118          $  55,817
     A & H commissions                         49,836             29,509
                                          ____________        ____________
        Total                                $ 57,954           $ 85,326
                                          ============        ============

Salaries and other operating expenses decreased to $326,710 in the first quarter of 1997 from $495,061 in 1996. The Company expects additional decreases in salaries and other operating expenses during the remainder of 1997. The Company has moved its offices and decreased its rent, utility and maintenance costs. The Company has downsized its staff by 76% and outsourced its computer and policy administrative services. These changes are expected to result in a further decrease in these expenses in 1997. Management is continuing to evaluate operations to further reduce operating costs.

Conseco Capital Management (CCM), an asset management company with $29 billion of assets under management, has been contracted to manage the assets of the Company. This conversion will be completed prior to July 31, 1997. Based on CCM's historical record of investing assets, the Company expects to see an improvement in its investment income.

Deferred policy acquisition costs decreased to $89,939 for the first three months of 1997 as compared to $157,914 for the first three months of 1996. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs. The decrease in deferred acquisition costs is allocated between life and health as follows:

                                             Three months ended March 31,

                                                  1997              1996


      Life                                     $ 53,908         $  103,607
      A & H                                      36,031             54,307
                                              ___________       ___________

        Total                                  $ 89,939          $ 157,914
                                              ===========       ===========

Liquidity and Capital Resources


The liquidity requirements for the Company's operations generally arise from the insurance operations of NAIL and the administrative activities of NAC, and include payment of claims to policyholders, payment of commissions and other costs of acquiring new policies, payment of operating costs, and payment of cash values upon termination of policies. These demands have generally been met by NAIL with funds generated by its operations, from its reserves and liquid assets, and from capital contributions by NAC. NAC has funded its operations primarily through management fees charged to its subsidiaries, including NAIL. NAIL is prohibited by Louisiana law from paying dividends to NAC other than from statutory profits.

Statutory losses in the previous six years by NAIL have had a substantial negative impact on the amount of its surplus. Due to the decline in surplus and continual operating losses, NAIL was notified during 1996 that its licenses were suspended in the states of Alabama, Tennessee and Wyoming. With the stock purchase by The Southern Group, the Company contributed $2,766,913 to NAIL's surplus at December 31, 1996. After a review by the Louisiana Insurance Department ("Insurance Department") the Company agreed to repurchase a $475,000 mortgage included in The Southern Group contribution in NAIL by selling this asset to an affiliate for cash. According to the statutory statement filed, The Southern Group stock purchase enabled NAIL to end 1996 with $2,669,157 in capital and surplus. The latest liquidity test published by A.M. Best Insurance Reports rates NAIL's Current Liquidity as 123%. The usual range stated by Best for this test is 95% to 120%.
NAIL's Quick Liquidity, which measures the portion of liabilities covered by cash and quickly convertible investments, is 56.8% while the usual range is 10% to 20%.


Acquisition of Life Insurance Companies

The Company's business plans will focus on growth through the acquisition and consolidation of other small life insurance companies. The Company plans to seek to acquire undervalued life insurance companies in the $2 million to $50 million equity range. The acquisitions are expected to be made through a joint venture with The Southern Group. This acquisition strategy will require acquisition candidates, evaluation, acquisition finance, and regulatory approvals. The Southern Group has implemented a program of identifying potential acquisition candidates and the Company intends to review acquisition opportunities presented by The Southern Group.

The Southern Group signed a strategic alliance with CCM to provide assistance in the evaluation of the assets of target life insurance companies during the due diligence phase. CCM has done a full evaluation of acquisition candidates and will continue to do so in the future.

  EXHIBIT 11

         NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

         STATEMENT OF COMPUTATION OF PER SHARE EARNINGS
The weighted average number of shares outstanding for the three months ended March 31, 1997 wascomputed as follows:

        Shares outstanding, beginning of period        8,740,915

        Shares issued, first quarter, 1997                24,500

        Shares outstanding, end of period              8,765,415


        8,740,915 + 8,765,415 =   8,753,165
        _____________________
                  2