Form 10QSB
period 1997-06-30
NATIONAL AFFILIATED CORP
filed 1997-09-16
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended               June 30, 1997               .

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
Commission file number                0-13538

                 NATIONAL AFFILIATED CORPORATION
(Exact Name of small business issuer as specified in its charter)

                   Louisiana                        72-0947819
    (State or other jurisdiction of(I.R.S. Employer Identification incorporation or organization)Number)

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

Registrant had 8,786,415  Voting Common Shares outstanding on June 30, 1997.

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                  1997        1996
ASSETS:
Cash                                              $62,770    $195,835
Invested assets:
   Fixed maturities available-for-sale at mark  1,486,908   1,227,902
   Equity securities available-for-sale at mar    708,280      80,938
   Mortgage loans                               1,662,212   1,425,000
   Collateral loans                             1,244,322     881,822
   Other long-term investments at equity           99,947     127,775
   Other long-term investments at market           39,000           0
   Certificates of deposit, time deposits and     843,255      24,673
   Restricted assets at market                  1,030,209   1,032,000
Accrued investment income                         132,163      62,313
Finance notes receivable - net                      2,670       7,117
Policy loans                                      102,790     107,830
Reinsurance receivable                            705,338     679,623
Other amounts receivable:
   Premiums due and uncollected                    74,155      25,458
   Agents' balances (net of allowance for unco
     account of $150,000 in 1997 and 1996)        186,146     138,133
   Other                                          814,739   2,139,330
Property - net                                    134,050     136,839
Deferred policy acquisition costs                 809,381     966,545
Other assets                                      968,024      21,482
TOTAL                                         $11,106,359  $9,280,615

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                         3,372,172  $3,650,190
Policy claims                                     725,992     961,697
Unearned premiums                                  24,583      24,642
Dividends left on deposit                         277,703     304,697
Advance premium deposits                          162,141     168,141
Other policyholders' funds                         10,287      11,452
Accounts payable and accruals                     363,597     301,464
Debentures                                      1,500,000           0
   Total liabilities                            6,436,475   5,422,283
Commitments and contingent liabilities
Stockholders' equity:
   Voting common shares, no par; 14,000,000 sh
     authorized; 8,786,415 and 8,740,915 share  9,300,003   9,275,003
   Additional paid-in capital                     154,500     154,500
   Net unrealized investment gains (losses)      (148,181)   (508,846)
   Accumulated deficit                         (4,636,438) (5,062,325)
   Total stockholders' equity                   4,669,884   3,858,332
TOTAL                                         $11,106,359  $9,280,615

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                       Three Months          Six Months
                                   1997      1996      1997      1996
REVENUES:
Insurance premiums               $610,529  $469,636 $1,215,680 $1,003,555
Net investment income             109,594   180,238   170,296   314,846
Other income                      657,049    18,662   701,256    31,835
   Total revenues               1,377,172   668,536 2,087,232 1,350,236

EXPENSES:
Increase (decrease) in policy be   45,782   (18,283) (315,303)  (40,329)
Claims and other benefits         357,738   361,961   892,800   695,523
Policyholder dividends              3,300     5,468     5,552     7,679
Commission expense                 65,008    69,443   122,962   154,769
Depreciation and amortization      20,099     8,327    21,539    14,890
Interest expense                   20,420    20,653    33,459    30,192
Salaries, wages and taxes          90,805   182,849   213,325   368,126
Operating expense                 301,016   382,058   434,524   691,842
Restructuring expense              24,642         0    95,324         0
Amortization of deferred acquisi   67,225    79,783   157,164   237,697
   Total expenses                 996,035 1,092,259 1,661,346 2,160,390

GAIN (LOSS) BEFORE INCOME TAXES   381,137  (423,723)  425,886  (810,154)

PROVISION FOR INCOME TAXES              0         0         0         0

NET GAIN (LOSS)                  $381,137 ($423,723) $425,886 ($810,154)

GAIN (LOSS) PER COMMON SHARE        $0.04    ($0.12)    $0.05    ($0.23)
        (primary and fully diluted)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING         8,779,415 3,579,489 8,767,582 3,579,489

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                  1997        1996
Cash flows from operating activities:
Net loss                                         $425,887   ($810,155)
Non-cash and non-operating items:
   Gain on sale of invested assets                  1,532    (191,408)
   Depreciation and amortization                    2,789      14,890
Change in assets and liabilities:
   Deferred policy acquisition costs              157,164     237,697
   Policy benefit reserves and unearned premiu   (278,077)    (85,551)
   Policy claims                                 (235,705)   (193,486)
   Equity write-down of other long-term invest     27,828       7,888
   Accounts payable and accruals                   62,133  (1,674,871)
   Due from reinsurance companies                 (25,715)     80,032
   Other                                          258,337     208,667
Net cash provided from (used in) operating act    396,173  (2,406,297)
Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale        (880,784) (1,269,585)
      Equity securities available-for-sale       (262,500)   (250,000)
      Mortgage loans                             (237,212)          0
      Collateral loans                           (362,500)          0
      Other long-term investments                 (39,000)          0
      Certificates of deposit, time deposits,    (818,582)          0
   Finance notes receivable                             0     (10,000)
   Property                                             0      (6,301)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale         617,860   2,971,255
      Other long-term investments                       0      29,000
      Certificates of deposit and time deposit          0      93,943
   Finance notes receivable                         4,447           0
Policy loans                                        5,040     (19,635)
Agent's balances - net                            (48,013)     20,887
Net cash (used in) provided from investing act (2,021,244)  1,559,564
Cash flows from financing activities:
Withdrawals of dividends and advance premiums     (32,994)    (54,981)
Sale of preferred and common stock                 25,000     695,000
Sale of convertible debentures                  1,500,000           0
Net cash provided from financing activities     1,492,006     640,019
Net decrease in cash                             (133,065)   (206,714)
Cash at beginning of year                         195,835     306,686
Cash at end of period                             $62,770     $99,972

Supplemental cash flows disclosures:
Interest paid                                     $13,736     $18,264
Income taxes paid                                      $0          $0

See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year of 1997.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis reviews the consolidated financial condition of National Affiliated Corporation ("NAC" or "the Company") at
June 30, 1997 and 1996, the consolidated results of operations for the periods ended June 30, 1997 and 1996, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected financial data.

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

Financial Condition

The Company's assets at June 30, 1997, totaled $11,106,359 as compared to $9,280,615 on December 31, 1996. Liabilities totaled $6,436,475 and $5,422,283 on June 30, 1997 and December 31, 1996, respectively. Stockholder's equity increased to $4,669,884 at June 30, 1997, from $3,858,332 at December 31, 1996.
Equity securities increased by $627,342 due to common stocks included in the recapture of the life insurance block. Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC) entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This agreement was terminated December 31, 1996 and the ceded business was recaptured by NAIL. This is a nonrecurring transaction. Insurance companies use coinsurance and reinsurance to increase their statutory capital. This practice is more common in small insurance companies. The practice provides additional statutory capital immediately, but also has a negative impact on profits in the long run. The securities were sold in the second quarter of 1996 for a profit. Other amounts receivable decreased by $1,324,591 primarily as a result of the reversal of the coinsurance transaction in February 1997. Policy benefit reserves decreased by $278,018 due to a decrease in the number and amount of policies. The reserves also decreased due to the reduction in cash outflows, which is a component of reserves if the company is losing money. The reduction in cash outflows resulted from the cost reduction program.

In the first half of 1997, the Company's earnings per share were $.05 on net income of $425,886, as compared to a loss per share in the first half of 1996 of $.23 on a loss of $810,154. Premium revenues exceeded the first half of 1996 by $212,125, or 16%, due to recapture of the 80% coinsurance from MSLIC in the first quarter of 1997. Other income increased $669,421 due to restructuring of the New Mexico Health program. Policy claims and other benefits increased by $197,277, or 28%. This was due to large health claims which occurred in the first four months of the year. Salaries were reduced by 42% and other operating expenses were reduced by $257,000, or 37%. These improvements were due to outsourcing of operations and cost reduction programs implemented by new management.


Results of Operations

1997 Compared to 1996

The Company had a net profit for the first six months of 1997 of $425,886 compared to a loss of $810,154 for the six months ended June 30, 1996. The earnings per common share were $.05 for the first half of 1997 compared to a loss of $.23 for the same period 1996. Total revenues in the first half 1997 increased to $2,087,232 from $1,350,236 in 1996. Premium revenues increased to $1,215,680 in the first half of 1997 from $1,003,555 in 1996.

                                   Six months ended June 30,
                                     1997              1996
        Life premium               $ 410,302        $  542,446
        Life reinsurance premiums    (11,266)         (349,310)
        A & H premiums               936,805           912,790
        A & H reinsurance premiums  (120,161)         (102,371)

        Total premium revenues    $1,215,680        $1,003,555

Although total premiums increased, life premiums declined as a result of continuing lapses of FLA-100 policies. The Company ceased paying significant dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action has caused the lapse rate of these policies to increase.

The increase in the accident and health (A&H) premium is the result of adding additional members to the New Mexico group business. Management expects the number of lives covered to increase by 25% to 30% in 1997. The Company has received a 33% rate increase, which will be effective October 1, 1997. Additional savings of 6% were also obtained through benefit reductions.

Net investment income decreased to $170,296 as of June 30, 1997 as compared to $314,846 at June 30, 1996. This decrease was due to capital gains realized from the sale of assets in connection with a coinsurance transaction in the first quarter of 1996.

The Company's claims and other benefits increased to $892,800 for the first half of 1997 from $695,523 for the first half of 1996. The increase is the result of the claims incurred on the New Mexico policies described above. These claims were due to seven extraordinary cases including several leukemia cases and several premature births. Reinsurance covered a portion of the costs. Only one case of this magnitude occurred in the six years previous to this period. This unusual number of claims is not expected to occur again in future periods. The composition of benefits and claims for the six months ending June 30 are as follows:

                                         Six months ended June 30,
                                      1997                    1996
            Life benefits          $    155,577            $  23,770
            A & H benefits              737,223              671,753

              Total benefits        $   892,800            $ 695,523

Commission expense decreased to $122,962 for the first six months of 1997 from $154,769 for the first six months of 1996, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                                            Six months ended June 30,
                                     1997                    1996

       Life commissions            $ 26,200               $ 76,118
       A & H commissions             96,762                 78,651

       Total                      $ 122,962              $ 154,769

Salaries and operating expenses decreased to $647,849 in the first half of 1997 from $1,059,968 in 1996. The Company expects additional decreases in salaries and other operating expenses during the remainder of 1997. The Company has moved its offices and decreased its rent, utility and maintenance costs. The Company has downsized its staff by 76% and outsourced its computer and policy administrative services. These changes are expected to result in a further decrease in these expenses in 1997. Management is continuing to evaluate operations to further reduce operating costs.

Conseco Capital Management (CCM), an asset management company with $29 billion of assets under management, manages the assets of the Company. Based on CCM's historical record of investing assets, the Company expects to see an improvement in its investment income.

Deferred policy acquisition costs decreased to $157,164 for the first six months of 1997 as compared to $237,697 for the first six months of 1996. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs. The decrease in deferred acquisition costs is allocated between life and health as follows:

                                        Six months ended June 30,
                                      1997                    1996

            Life                   $ 99,836               $  146,763
            A & H                    57,328                   90,934

            Total                 $ 157,164                $ 237,697

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

Acquisition of Life Insurance Companies

The Company's business plans will focus on growth through the acquisition and consolidation of other small life insurance companies. The Company plans to seek to acquire undervalued life insurance companies in the $2 million to $50 million equity range. The acquisitions are expected to be made through a joint venture with The Southern Group. This acquisition strategy will require acquisition candidates, evaluation, acquisition finance, and regulatory approvals. The Southern Group has implemented a program of identifying potential acquisition candidates and the Company intends to review acquisition opportunities presented by The Southern Group. Maryland Southern Life Insurance Company and Southern Mortgage, Inc. are under agreement to be added to the joint venture in the third quarter.

The Southern Group signed a strategic alliance with CCM to provide assistance in the evaluation of the assets of target life insurance companies during the due diligence phase. CCM has done a full evaluation of acquisition candidates and will continue to do so in the future.


              PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          From time to time, the Company and National Affiliated Investors Life (NAIL), NAC's life insurance subsidiary, are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies of NAIL or other contracts of the Company.

          In a lawsuit styled Newsome v. NAIL, et. al., filed in the Jefferson County Circuit Court in Alabama, the plaintiff alleged breach of contract, fraud and related causes of action based on the alleged failure of NAIL to provide coverage under a short term medical policy. On August 22, 1997, a jury verdict was rendered against NAIL and Edward Carroll, the former president of NAIL, for actual damages of $250,000 and punitive damages of an additional $600,000. After consultation with counsel, management believes that the size of the jury award was excessive and that grounds exist under Alabama law for a reduction in the amount of such damages. Insurance coverage is available from the insurer that has underwritten the officers' and directors' liability coverage for NAIL. While the officers' and directors' liability coverage may not extend to recoveries of punitive damages, management of NAIL has made a claim against a second insurance policy held by NAIL as general liability insurance. NAIL has made demand on its general liability insurance carrier to pay this claim, including the punitive damages. NAIL is also engaged in settlement discussions with the plaintiff. In the event this case is not settled on a timely basis, NAIL has already filed a vigorous challenge to this jury verdict and has submitted motions with the court for elimination or reduction of the amount of the jury award. If NAIL is unsuccessful in its attempts to request that the court reduce the amount of the jury awarded damages, in its efforts to cause its insurance carriers to pay the amount of the damages as a covered claim or in its efforts to settle the case for a payment of a lesser amount to the plaintiffs, the payment of the jury award would have a material adverse effect on the operations and business of NAIL.

          However, based on the settlement discussions and Alabama case law, management believes that this case will be disposed of without any payments from NAIL in excess of the amounts previously included in the reserves established for litigation.

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

          The Company and NAIL have other outstanding lawsuits as well as other claims that arise in the ordinary course of business. Even though the Company and NAIL may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements that approximate its estimated potential liability. Included in the financial statements is a total reserve of $122,000 that has been established with respect to all of the lawsuits and claims against the Company and NAIL. In establishing this reserve, management has taken into account the facts and circumstances of each case, the advice of counsel, the availability of insurance coverages and other factors deemed by them to be relevant.

ITEM 2.   CHANGES IN SECURITIES

          A former employee acquired 21,000 shares of common stock of the Company upon the exercise of options at $0.50 per share in May, 1997. These shares were issued pursuant to a registration statement filed by the Company on Form S-8.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 11
     NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

          The weighted average number of shares outstanding for the six months ended June 30, 1997 was computed as follows:

        Shares outstanding, beginning of period           8,740,915

        Shares issued, first quarter, 1997                   24,500

        Shares issued, second quarter, 1997                  21,000

        Shares outstanding, end of period                 8,786,415

     Shares outstanding,
     January   8,740,915
     February  8,760,915
     March     8,765,415
     April     8,765,415
     May       8,786,415
     June      8,786,415
               52,605,490 / 6 = 8,767,582

     April     8,765,415
     May       8,786,415
     June      8,786,415
               26,338,245 / 3 = 8,779,415



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL AFFILIATED CORPORATION
                                                    (Registrant)

   Date           September 16, 1997      By:      T. Brent Chapel, CPA

                                             T. Brent Chapel, CPA
                                             Chief Financial Officer (Duly
                                             authorized officer and
                                             principal accounting officer of
                                             the Registrant)