Form 10QSB
period 1997-09-30
NATIONAL AFFILIATED CORP
filed 1998-02-09
CIK 706597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark one)
 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 1997               .

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

Registrant had 10,105,934 Voting Common Shares outstanding on
September 30, 1997.

                  PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 1997        1996
ASSETS:
Cash                                            $175,179    $195,835
Invested assets:
   Fixed maturities available-for-sale at mar  1,772,121   1,227,902
   Equity securities available-for-sale at ma    445,780      80,938
   Mortgage loans                              1,661,988   1,425,000
   Collateral loans                              202,500     881,822
   Other long-term investments at equity          97,268     127,775
   Other long-term investments at market          39,000           0
   Certificates of deposit, time deposits and    805,361      24,673
   Restricted assets at market                 1,033,568   1,032,000
Accrued investment income                        127,051      62,313
Finance notes receivable - net                     2,545       7,117
Policy loans                                     106,829     107,830
Reinsurance receivable                           737,533     679,623
Other amounts receivable:
   Premiums due and uncollected                   75,714      25,458
   Agents' balances (net of allowance for unc
     account of $150,000 in 1997 and 1996)       187,087     138,133
   Other                                         669,560   2,139,330
Property - net                                   132,870     136,839
Deferred policy acquisition costs                758,261     966,545
Investment in Life One, Inc                    3,788,911           0
Other assets                                   1,108,677      21,482
TOTAL                                        $13,927,803  $9,280,615

LIABILITIES AND STOCKHOLDERS' EQUITY:
Policy benefit reserves                        3,366,970  $3,650,190
Policy claims                                    471,985     961,697
Unearned premiums                                 24,371      24,642
Dividends left on deposit                        245,279     304,697
Advance premium deposits                         119,941     168,141
Other policyholders' funds                        17,831      11,452
Accounts payable and accruals                    186,351     301,464
Debentures                                     3,798,000           0
   Total liabilities                           8,230,728   5,422,283
Commitments and contingent liabilities
Stockholders' equity:
   Voting common shares, no par; 14,000,000 s
    authorized; 10,105,934 and 8,740,915 shar 10,461,891   9,275,003
   Additional paid-in capital                    154,500     154,500
   Net unrealized investment gains (losses)     (112,784)   (508,846)
   Accumulated deficit                        (4,806,532) (5,062,325)
   Total stockholders' equity                  5,697,075   3,858,332
TOTAL                                        $13,927,803  $9,280,615

See notes to consolidated financial statements.


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                       Three Months          Nine Months
                                   1997      1996      1997      1996
REVENUES:
Insurance premiums               $471,564  $425,160 1,687,244 1,428,715
Net investment income             103,214    64,034   273,510   378,880
Other income                      185,076    13,310   886,332    45,145
   Total revenues                 759,854   502,504 2,847,086 1,852,740

EXPENSES:
Increase (decrease) in policy be  (45,069)   (4,075) (360,372)  (44,404)
Claims and other benefits         217,639   243,935 1,110,439   939,458
Policyholder dividends              2,375     2,927     7,927    10,606
Commission expense                 52,164    68,110   175,126   222,879
Depreciation and amortization      19,930    51,008    41,469    65,898
Interest expense                   17,599    10,519    51,058    40,711
Salaries, wages and taxes         113,621   190,464   326,946   558,590
Operating expense                 248,041   732,943   682,565 1,424,785
Restructuring expense             252,527         0   347,851         0
Amortization of deferred acquisi   51,120    83,772   208,284   321,469
   Total expenses                 929,947 1,379,603 2,591,293 3,539,992

GAIN (LOSS) BEFORE INCOME TAXES  (170,093) (877,099)  255,793 (1,687,252)

PROVISION FOR INCOME TAXES              0         0         0         0

NET GAIN (LOSS)                 ($170,093)($877,099) $255,793 ($1,687,252)

GAIN (LOSS) PER COMMON SHARE       ($0.02)   ($0.24)    $0.03    ($0.48)
        (primary and fully diluted)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING         9,528,034 3,635,586 9,021,066 3,531,521


See notes to consolidated financial statements.

NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 1997        1996
Cash flows from operating activities:
Net gain (loss)                                 $255,793 ($1,687,252)
Non-cash and non-operating items:
   Loss (gain) on sale of invested assets         12,861    (244,332)
   Depreciation and amortization                   3,969      65,898
Change in assets and liabilities:
   Deferred policy acquisition costs             208,284     321,469
   Policy benefit reserves and unearned premi   (283,491)    (83,550)
   Policy claims                                (489,712)   (217,332)
   Equity write-down of other long-term inves     30,507      12,441
   Accounts payable and accruals                (115,113) (1,435,086)
   Due from reinsurance companies                (57,910)     80,032
   Other                                         265,905     608,514
Net cash provided from (used in) operating ac   (168,907) (2,579,198)
Cash flows from investing activities:
Acquisitions of:
   Invested assets
      Fixed maturities available-for-sale     (1,319,923) (1,420,120)
      Equity securities available-for-sale      (262,500)   (250,000)
      Mortgage loans                            (236,988) (1,045,715)
      Collateral loans                          (362,500)   (881,822)
      Other long-term investments                (39,000)          0
      Certificates of deposit, time deposits,   (780,688)          0
   Finance notes receivable                            0     (10,000)
   Property                                            0     (10,991)
Proceeds from:
   Invested assets
      Fixed maturities available-for-sale        804,399   3,340,308
      Equity securities avaiable-for-sale        250,596           0
      Collateral loans                         1,041,822           0
      Other long-term investments                      0      29,000
      Certificates of deposit and time deposi          0     141,480
   Finance notes receivable                        4,572       1,041
Policy loans                                       1,001     (15,670)
Agent's balances - net                           (48,954)      2,020
Net cash (used in) provided from investing ac   (948,163)   (120,469)
Cash flows from financing activities:
Withdrawals of dividends and advance premiums    (99,563)    (94,884)
Sale of preferred and common stock             1,186,888   2,634,840
Sale of convertible debentures                 3,798,000           0
Investment in Life One, Inc.                  (3,788,911)          0
Net cash provided from financing activities    1,096,414   2,539,956
Net decrease in cash                             (20,656)   (159,711)
Cash at beginning of year                        195,835     306,686
Cash at end of period                           $175,179    $146,975

Supplemental cash flows disclosures:
Interest paid                                    $32,770     $24,085
Income taxes paid                                     $0          $0

See notes to consolidated financial statements.


NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NOTE 1 - REPRESENTATION BY MANAGEMENT


The unaudited consolidated financial statements included herein reflect all normal, recurring adjustments which are necessary to a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.

The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year of 1997.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION

Management's discussion and analysis reviews the consolidated financial condition of National Affiliated Corporation ("NAC" or "the Company") at September 30, 1997 and December 31, 1996, the consolidated results of operations for the periods ended September 30, 1997 and 1996, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the accompanying consolidated financial statements, notes thereto and selected financial data.

The Company and its controlling stockholder, The Southern Group, Inc. ("TSG"), have formed a corporate joint venture - Life One, Inc. ("Life One"), which was incorporated in Delaware on June 24, 1997. T. Brent Chapel , and Michael Dugan own or have a beneficial interest in the majority of TSG stock. The Company has contributed the proceeds of a $3,788,911 convertible debenture offering netting $2,778,423 for 75% of the authorized and outstanding common shares (750 shares) of Life One, Inc. TSG contributed 100,000 shares of common stock, which is 100% of the issued and outstanding shares of Southern Mortgage, Inc., a commercial mortgage company located in San Juan Capistrano, California, and 200,000 shares of common stock, which is 100% of the issued and outstanding shares (1,000,000 shares are authorized) of Maryland Southern Life Insurance Company, a Maryland domiciled life insurance company ("MSLIC") located in Towson, Maryland. The contribution of MSLIC to Life One is subject to the approval of the Maryland Insurance Commissioner. TSG received 250 common shares or 25% of the issued and outstanding stock of Life One, Inc. for its contributions.

The Company has settled all of the Alabama lawsuits and, as is discussed under Legal Proceedings, has reached an agreement to settle the FLA-100 policyholder class action lawsuit, which was the last material lawsuit. See
ITEM 1. Legal Proceedings.

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

Financial Condition

The Company's assets at September 30, 1997, totaled $13,927,803 as compared to $9,280,615 on December 31, 1996. Liabilities totaled
$8,230,728 and $5,422,283 on September 30, 1997 and December 31,
1996, respectively. Stockholders' equity increased to $5,697,075 at September 30, 1997, from $3,858,332 at December 31, 1996. Equity securities increased by $364,842 due to common stocks included in the recapture of the life insurance block. Effective December 31, 1995, NAIL and Maryland Southern Life Insurance Company (MSLIC) entered into a coinsurance agreement whereby MSLIC assumed 80% of all the life insurance business retained by NAIL. This agreement was terminated
December 31, 1996 and the ceded business was recaptured by NAIL. This is a nonrecurring transaction. Insurance companies use coinsurance and reinsurance to increase their statutory capital. This practice is more common in small insurance companies. The practice provides additional statutory capital immediately, but also has a negative impact on profits in the long run. The securities were sold in the second quarter of 1996 for a profit. Other amounts receivable decreased by $1,653,395 primarily as a result of the reversal of the coinsurance transaction in February 1997. Policy benefit reserves decreased by $283,220 due to a decrease in the number and amount of policies. The reserves also decreased due to the reduction in cash outflows, which is a component of reserves if the company is losing money. The reduction in cash outflows resulted from the cost reduction program.

Through September of 1997, the Company's earnings per share were $.03 on net income of $255,793, as compared to a loss per share in the same period of 1996 of $.48 on a loss of $1,687,252. Premium revenues exceeded the first nine months of 1996 by $258,529, or 18%, due to recapture of the 80% coinsurance from MSLIC in the first quarter of 1997. Other income increased $841,187 due to restructuring of the New Mexico Health program. Policy claims and other benefits increased by $170,981, or 18%. This was due to large health claims which occurred in the first four months of the year. Salaries were reduced by 42% and other operating expenses were reduced by $742,220, or 52%. These improvements were due to outsourcing of operations and cost reduction programs implemented by new management.

Results of Operations

1997 Compared to 1996

The Company had a net profit for the first nine months of 1997 of $255,793 compared to a loss of $1,687,252 for the nine months ended September 30, 1996. The earnings per common share were $.03 through September of 1997 compared to a loss of $.48 for the same period 1996. Total revenues through September of 1997 increased to $2,847,086 from $1,852,740 in 1996. Premium revenues increased to $1,687,244 in the first nine months of 1997 from $1,428,715 in 1996.

                                     Nine months ended September 30,
                                         1997              1996
          Life premium               $ 605,098          $ 769,385
          Life reinsurance premiums    (16,452)          (493,092)
          A & H premiums             1,273,016          1,292,747
          A & H reinsurance premiums  (174,418)          (140,325)

          Total premium revenues    $1,687,244         $1,428,715


Although total premiums increased, life premiums declined as a result of continuing lapses of FLA-100 policies. The Company ceased paying significant dividends on these policies in 1992 when the Board of Directors determined the projected dividend to be excessive. This action has caused the lapse rate of these policies to increase.

The increase in the accident and health (A&H) premium is the result of adding additional members to the New Mexico group business. The
Company has received a 33% rate increase, which is effective October 1, 1997. Additional savings of 6% were also obtained through benefit reductions.

Net investment income decreased to $273,510 as of September 30, 1997 as compared to $378,880 at September 30, 1996. This decrease was due to capital gains realized from the sale of assets in connection with a coinsurance transaction in the first quarter of 1996.

The Company's claims and other benefits increased to $1,110,439 for the first nine months of 1997 from $939,458 for the same period of 1996. The increase is the result of the claims incurred on the New Mexico policies described above. These claims were due to seven extraordinary cases including several leukemia cases and several premature births. Reinsurance covered a portion of the costs. Only one case of this magnitude occurred in the six years previous to this period. This unusual number of claims is not expected to occur again in future periods. The composition of benefits and claims for the nine months ending September 30 are as follows:

                                       Nine months ended September 30,
                                            1997              1996

          Life benefits                 $ 245,584          $ 50,383
          A & H benefits                  864,855           889,075

          Total benefits              $ 1,110,439         $ 939,458



Commission expense decreased to $175,126 for the first nine months of 1997 from $222,879 for the first nine months of 1996, primarily as a result of decreased sales of life policies. The composition of commission expense was as follows:

                                 Nine months ended September 30,
                                      1997            1996

          Life commissions          $ 39,513       $ 112,290
          A & H commission           135,613         889,075

          Total                    $ 175,126       $ 222,879



Salaries and operating expenses decreased to $1,009,511 through September of 1997 from $1,983,375 in 1996. The Company expects additional decreases in salaries and other operating expenses during the remainder of 1997. The Company has moved its offices and decreased its rent, utility and maintenance costs. The Company has downsized its staff by 76% and out-source its computer and policy administrative services.
These changes are expected to result in a further decrease in these expenses in 1997. Management is continuing to evaluate operations to further reduce operating costs.

The Company has experienced excessive costs in the third quarter related to the settlement of the FLA-100 policyholder class action lawsuit. These costs include actuarial reviews and litigation attorneys costs.

Conseco Capital Management (CCM), an asset management company with $29 billion of assets under management, manages the assets of the Company. Based on CCM's historical record of investing assets, the Company expects to see an improvement in its investment income.

Amortization of deferred policy acquisition costs decreased to $208,284 for the first nine months of 1997 as compared to $321,469 for the first nine months of 1996. The lapse of FLA-100 policies is still causing a decrease in deferred acquisition costs. The decrease in deferred acquisition costs is allocated between life and health as follows:

                                  Nine months ended September 30,
                                      1997               1996
          Life                     $139,152            $ 198,702
          A & H                      69,132              122,767

          Total                   $ 208,284            $ 321,469

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

Acquisition of Life Insurance Companies

The Company's business plans will focus on growth through the acquisition and consolidation of other small and medium-sized insurance companies. The Company plans to acquire undervalued life insurance companies in the $2 million to $50 million equity range. This acquisition strategy will require acquisition candidates, evaluation, acquisition finance, and regulatory approvals. The company has implemented this program and the status is as follows:

     Maryland Southern Life Insurance Company has been funded, regulatory approval anticipated at the conclusion of the tri-annual audit by the Maryland Insurance Commission. Southern Mortgage, Inc. has been funded and will be consolidated in the fourth quarter of 1997.

The Company continues to seek additional candidates, evaluate potential targets and negotiate with companies and funding sources.

The Company has a strategic alliance with CCM to provide assistance in the evaluation of the assets of target life insurance companies during the due diligence phase. CCM also manages the assets of the insurance company if the acquisition is completed.


            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company and National Affiliated Investors Life
(NAIL), NAC's life insurance subsidiary, are involved in lawsuits related to their operations. In most cases, such lawsuits involve claims under insurance policies of NAIL or other contracts of the Company.

The Company has reached an agreement to settle Classert et. al. v. NAIL et. al., with the plaintiffs' attorneys. The settlement must be approved by the 14,000 individual FLA-100 policyholders and the 18th Judicial District Court.

The Company and NAIL have other outstanding lawsuits as well as other claims that arise in the ordinary course of business. Even though the Company and NAIL may be contesting the validity or extent of its liability in response to such lawsuits, the Company has established reserves in its consolidated financial statements that approximate its estimated potential liability.

ITEM 2.   CHANGES IN SECURITIES

Former employees acquired 99,500 shares of common stock of the Company upon the exercise of options at $0.50 per share in July, 1997. Also in July, 74,546 shares were issued to investor relation firms as payment for fees. All shares were issued pursuant to a registration statement filed by the Company on Form S-8.

On May 21, 1997, NAC completed the sale of $1,500,000 of convertible debentures which was previously reported by the Company in its Annual
Report on Form 10-K for the fiscal year ended December 31, 1996. The debentures were sold to purchasers who were not United States persons in transactions occurring outside of the United States. All of the purchasers were institutional investors. The offering was completed with the assistance of European American Securities, Inc., a NASDAQ licensed broker-dealer domiciled in London, who was paid a commission of $150,000 in connection with the placement. The offering is intended to be exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In the third quarter an agreement to buy back approximately $900,000 of debentures was made when the Company stock price was below $0.80. Subsequent announcements caused the price to go above $2.00 and the debenture holders requested permission to convert at 20% below the higher price. All the debentures have been redeemed.
Overall, 1,422,580 shares of common stock were issued to these debenture holders as a result of conversions from this issue.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None during the period ended September 30, 1997. Under the terms of the convertible debentures issued by the Company during 1997, the Company is in default in certain affirmative covenants with regard to the maintenance of sufficient authorized shares required for conversion of such debentures into shares of common stock. The face amount of convertible debentures as of February 6, 1998 is $4,378,241. The default occurred due to an unexpected decline in the market value of the Company's common stock and the resulting requirement that additional shares be made available for possible future conversions by debenture holders.

The Company is in the process of requesting waivers of this default by the debenture holders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION

On October 21, 1997, the Company agreed to exchange with TSG, three mortgages with a face value of $475,000 each and a collateralized note for $440,911. For these assets TSG agreed to transfer the remaining 25% of Life One, Inc. thus giving the Company 100% of Life One, Inc. The acquisition by the Company of the remaining shares of Life One includes the acquisition of all of the shares of Maryland Southern Life Insurance Company and is accordingly subject to the approval of the Maryland
Insurance Commissioner. TSG also agreed to guarantee up to $10 million of convertible debt and pay up $300,000 of the settlement to the plaintiffs' attorneys in the Classert class action case.

The Department of Justice has begun seizing control of Conestoga Life Assurance Company. This action has caused NAC to cease its attempts to secure a reinstatement of the note purchase agreement between its controlling stockholder, The Southern Group, and the Pennsylvania
Insurance Commissioner, for Conestoga. The seizure proceedings arise out of the federal criminal conviction in December 1997 of Allan Stewart, the indirect beneficial owner of Conestoga. In the criminal trial certain of Mr. Stewart's assets, including his interest in Conestoga, were found by the jury to be subject to forfeiture proceedings in the United States Federal Court.

NAC has received a return of $1,800,000 of its initial payments for the note and is seeking return of the remaining $650,000. At the time that NAC was notified of the Department of Justice's decision to seize
Conestoga, NAC was attempting to secure financing for the remaining installment due on the note purchase agreement and to reinstate the note purchase agreement. NAC has submitted a letter of intent to the United States Marshal to purchase 100% of the common shares of Conestoga and is requesting transfer of the remaining $650,000 to the U.S. Marshal as a deposit. NAC has no existing agreements with the United States government or the Pennsylvania Insurance Commissioner for the purchase of any of the shares of Conestoga. No assurance can be provided that NAC will be able to secure financing for this acquisition on terms acceptable to NAC.

     On January 30, 1998, the Board of Directors removed Ira
L. Gottshall as Director, President and CEO of the Company and of various directorships and officer positions in its subsidiaries.

     During the third quarter, NAC participated in offerings to offshore investors, non-U.S. Persons, for their investment in a series of convertible debentures. Such offerings to offshore investors were made pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ("Regulation S"). The offered convertible debentures, except for those debentures in (2) and (3) below, are guaranteed by The Southern Group, Inc., the majority shareholder of NAC. The following information is provided with respect to such convertible debentures:

Debenture       Gross    Offering Price       Broker's Fee         Net

(1)         $1,788,000     $1,490,000           $178,000        $1,311,200
(2)           $360,000       $300,000            $36,000          $264,000
(3)         $1,199,904     $1,000,000           $120,660          $880,000

      (1)(a)On September 15, 1997, September 18, 1997, and
September 22, 1997, NAC sold convertible debentures entitled 12% Series A Subordinated Convertible Redeemable Debenture due August 31, 1998, in the face amount of $1,788,000 ("Debenture," see Item 6).

      (b)The Debenture was sold to non-U.S. Persons as the term is defined pursuant to Rule 902 of Regulation S.

      (c)The total offering price was $1,490,000, a 16.67% discount from the face value of the Debenture. The broker, Vengua Capital Markets ("Vengua"), a placement agent in Lemington Spa, Great Britain, was paid a broker's fee of 12% or $178,800. NAC received cash in an amount equal to the offering price net of the broker's fee or $1,311,200.

      (d)The Debenture was sold pursuant to Regulation S.

      (e)The holder of the Debenture, commencing 45 days after the closing of the offering, has the option to convert all or any amount over $10,000 of the face amount to the Debenture to common stock, $0.001 par value, of the NAC ("Common Stock") at a conversion price equal to the lower of (i) 75% of the average of the closing bid prices of the Common Stock for the five business days immediately preceding the date of receipt by NAC of a notice of conversion or (ii) 80% of the closing bid price of the Common Stock for the business day immediately preceding the closing date as reported by the National Association of Securities Dealers Electronic Bulletin Board ("Conversion Shares"). If the number of resultant
Conversion Shares would as a matter of law or pursuant to a regulatory authority require the Company to seek shareholder approval of such issuance, NAC shall take the necessary steps to obtain such approval. If such approval is not obtained within 45 days, NAC shall be required to redeem the Debenture. To effectuate the conversion, the holder shall be required to execute investment representations and documents reasonably required to comply with Regulation S. If it fails to deliver the Conversion Shares to holder within ten days of the conversion, NAC has agreed to pay liquidated damages to the holder in the amount of $500 per day late, starting after the initial ten days, for up to ten additional days late and $5,000 plus an additional $1,000 for every day late after the additional ten days late. NAC can redeem the Debenture within 45 days of issuance by paying 100% of the face value or after 90 days from issuance by paying
120% of face value.

      (2)(a)On September 19, 1997, NAC sold one convertible debenture entitled 12% Convertible Debenture due September 18, 1998, in the face amount of $360,000 ("Debenture," see Item 6).

      (b)The Debenture was sold to a non-U.S. Person as the term is defined pursuant to Rule 902 of Regulation S.

      (c)The total offering price was $300,000, a 16.67% discount from the face value of the Debenture. The broker, Vengua, a placement agent in Lemington Spa, Great Britain, was paid a broker's fee of 12% or $36,000. NAC received cash in an amount equal to the offering price net of the broker's fee or $264,000.

      (d)The Debenture was sold pursuant to Regulation S.

      (e)The holder of the Debenture, commencing on or after October 29, 1997, has the option to convert all or any amount, in increments of $50,000, of the face amount to the Debenture to Common
Stock at a conversion price equal to (i) 80% of the five days average lower bid price prior to the date of execution of the Debenture or (ii) the lower of
(x) 75% of the average of the closing bid prices of the Common Stock for the five business days immediately preceding the date of receipt by NAC of a notice of conversion or (x) 75% of the lower bid price of the Common
Stock for the day immediately prior to conversion as reported by the National Association of Securities Dealers Electronic Bulletin Board. To effectuate the conversion, the holder shall be required to execute investment representations and documents reasonably required to comply with Regulation S. If it fails to deliver the Common Stock within five days of the conversion, NAC will pay to the holder a monthly penalty of an additional three percent discount to the stated value of Common Stock upon conversion. NAC can redeem the Debenture at any time within 90 days of the issuance by paying 120% of face value.

      (3)(a)On September 23, 1997, NAC sold convertible debentures entitled 12% Senior Convertible Redeemable Debenture due September 25, 1998, in the face amount of $1,199,904 ("Debenture," see Item 6).

      (b)The Debenture was sold to non-U.S. Persons as the term is defined pursuant to Rule 902 of Regulation S.

      (c)The total offering price was $1,000,000, a 16.66% discount from the face value of the Debenture. The broker, Vengua, a placement agent in Lemington Spa, Great Britain, was paid a broker's fee of 12% or $120,000. NAC received cash in an amount equal to the offering price net of the broker's fee or $880,000.

      (d)The Debenture was sold pursuant to Regulation S.

      (e)The holder of the Debenture, at any time commencing 45 days after the issue date of the Debenture, has the option to convert all or any amount, in increments of $50,000, of the face amount to the Debenture to Common Stock at a conversion price equal to (i) $.80 or (ii) 75% of the closing bid price of the Common Stock on the last day that the Common
Stock trades immediately preceding the date of receipt by NAC of a notice of conversion by the holder as such closing price is quoted by the National Association of Securities Dealers Electronic Bulletin Board ("Conversion Shares"). If the number of resultant Conversion Shares would as a matter of law or pursuant to a regulatory authority require the Company to seek shareholder approval of such issuance, NAC shall take the necessary steps to obtain such approval. If such approval is not obtained within 30 days, NAC shall be required to redeem the Debenture. If the Conversion Shares are not delivered to the holder within three days of the conversion, NAC will pay a cash penalty equal to .5% of the face amount of the Debenture.
To effectuate the conversion, the holder shall be required to execute investment representations and documents reasonably required to comply with Regulation S. NAC can redeem the Debenture at any time within 45 days of the issuance by paying 110% of face value.

     Vengua presently disputes NAC's rescinding of a conditional arrangement whereby Vengua would have received additional warrants to purchase common stock of NAC in exchange for providing additional financing for NAC. NAC rescinded the conditional arrangement after Vengua failed to perform the conditions of the arrangement.

     As of January 26, 1998, the following conversions have occurred with respect to the convertible debentures:

Debenture      Gross    Amount      Number of Shares    Amount Left  Shares in
                       Converted                                       Escrow
(1)         $1,788,000  $1,738,000      1,786,108         $50,000            0
(2)           $360,000    $360,000        362,920               0            0
(3)         $1,199,904     $50,000         62,500        $410,544    1,346,514*

_________
* These shares represent two share certificates. NAC issued a replacement share certificate for 833,334 shares and did not receive a certificate representing the shares being replaced. The remaining 513,180 shares are presently being disputed by NAC as superseded by the replacement shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 4.01
          12% Series A Subordinated Convertible Redeemable
          Debenture due August 31, 1998

EXHIBIT 4.02
          12% Convertible Debenture due September 18, 1998

EXHIBIT 4.03
          12% Senior Convertible Redeemable Debenture due
          September 25, 1998

EXHIBIT 11
     NATIONAL AFFILIATED CORPORATION AND SUBSIDIARIES

     STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

          The weighted average number of shares outstanding for the nine months ended September 30, 1997 was computed as follows:

        Shares outstanding, beginning of period      8,740,915

        Shares issued, first quarter, 1997              24,500

        Shares issued, second quarter, 1997             21,000

        Shares issued, third quarter, 1997           1,319,519

        Shares outstanding, end of period           10,105,934

     Shares outstanding,
     January   8,740,915
     February  8,760,915
     March     8,765,415
     April     8,765,415
     May       8,786,415
     June      8,786,415
     July      9,046,682
     August    9,431,486
     September 10,105,934
               81,189,592 / 9 = 9,021,066

     July      9,046,682
     August    9,431,486
     September 10,105,934
                         28,584,102 / 3 = 9,528,034


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     NATIONAL AFFILIATED CORPORATION
     (Registrant)




    Date February 6, 1998             By:    /s/  T. Brent Chapel, CPA
                                          T. Brent Chapel,CPA
                                   Chief Financial Officer
                                   (Duly authorized officer and principal
                                   accounting officer of the Registrant)